Form 10QSB
period 1999-06-30
WAKE FOREST BANCSHARES INC
filed 1999-08-13
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended      June 30, 1999
                                               --------------------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           ------------   ------------

                        Commission file number 000-25999
                          WAKE FOREST BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

         United States of America                       56-2131079
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)

                             302 South Brooks Street
                        Wake Forest, North Carolina 27587
                    (Address of principal executive offices)

                                 (919)-556-5146
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 5, 1999 there were issued and outstanding 1,215,862 shares of the Issuer's common stock, $.01 par value



Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----
Item 1.  Financial Statements


Statements of financial condition at June 30, 1999 (unaudited) and
   September 30, 1998                                                         1

Statements of income for the three months ended  June 30, 1999
and June 30, 1998 (unaudited)                                                 2

Statements of income for the nine months ended June 30, 1999
and June 30, 1998 (unaudited)                                                 3

Statements of comprehensive income for the three and nine months ended
June 30, 1999 and June 30, 1998 (unaudited)                                   4

Statements of cash flows for the nine months ended June 30, 1999
and June 30, 1998 (unaudited)                                             5 - 6

Notes to financial statements (unaudited)                                7 - 10


Item 2.  Management's Discussion and Analysis of Financial Condition    11 - 17
and Results of Operations


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities and Use of Proceeds                           18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18


Signatures                                                                   19

WAKE FOREST BANCSHARES, INC.


STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1999 AND SEPTEMBER 30, 1998

                                                                                June 30,     September 30,
ASSETS                                                                            1999            1998
----------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Cash and cash equivalents                                                   $   7,650,550 $     15,311,350
Investment securities:
   Available for sale, at estimated market value                                4,126,750        2,785,100
   FHLB stock                                                                     280,400          364,100
Loans receivable, net                                                          60,109,300       55,363,450
Accrued interest receivable                                                       123,750           25,550
Property and equipment, net                                                       457,650          459,550
Prepaid expenses and other assets                                                  67,750           51,350
                                                                            ------------------------------
              TOTAL ASSETS                                                  $  72,816,150 $     74,360,450
                                                                            ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $  57,724,100 $     60,037,950
Accrued expenses and other liabilities                                            485,150          303,200
Dividends payable                                                                 145,900          145,900
Note payable- ESOP                                                                220,700          264,850
Deferred income taxes                                                             195,350          170,600
Redeemable common stock held by the ESOP
   net of unearned ESOP shares                                                    273,700          270,750
                                                                            ------------------------------
              TOTAL LIABILITIES                                                59,044,900       61,193,250
                                                                            ------------------------------
Stockholders' equity:
   Preferred stock,  authorized  1,000,000 shares, none issued                         -                -
   Common stock, par value $ .01, authorized 5,000,000 shares,
      issued and outstanding 1,215,862 shares                                     12,150           12,150
   Additional paid-in capital                                                  4,824,900        4,772,800
   Unrealized gain on securities available for sale, net of tax                  533,950          477,100
   Retained earnings, substantially restricted                                 8,400,250        7,905,150
                                                                            ------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                      13,771,250       13,167,200
                                                                            ------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 72,816,150 $     74,360,450
                                                                            ==============================



See Notes to Financial Statements.

WAKE FOREST BANCSHARES, INC.


STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                 1999               1998
-----------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $      1,375,150  $     1,277,300
   Investment securities                                                            46,300           42,150
   Short-term cash investments                                                     115,950          189,600
                                                                          ---------------------------------
              TOTAL INTEREST INCOME                                              1,537,400        1,509,050
                                                                          ---------------------------------
Interest expense:
   Interest on deposits                                                            726,050          787,800
   Interest on ESOP debt                                                             4,650            6,450
                                                                          ---------------------------------
                                                                                   730,700          794,250
                                                                          ---------------------------------
              NET INTEREST INCOME                                                  806,700          714,800
                                                                          ---------------------------------
Noninterest income:
   Service charges and fees                                                          9,200            7,350
   Other                                                                               150              50
                                                                          ---------------------------------
                                                                                     9,350            7,400
                                                                          ---------------------------------
Noninterest expense:
   Compensation and benefits                                                       188,900          164,750
   Occupancy                                                                         7,250            8,050
   Federal insurance and operating assessments                                      15,100           13,200
   Data processing and outside service fees                                         27,250           27,400
   Other operating expense                                                          93,450           98,650
                                                                          ---------------------------------
                                                                                   331,950          312,050
                                                                          ---------------------------------
              INCOME BEFORE INCOME TAXES                                           484,100          410,150
Income taxes                                                                       185,250          155,800
                                                                          ---------------------------------
              NET INCOME                                                  $        298,850 $        254,350
                                                                          =================================

Basic earnings per share                                                  $           0.25 $           0.22
                                                                          =================================
Diluted earnings per share                                                $           0.25 $           0.21
                                                                          =================================
Dividends paid per share                                                  $           0.12 $           0.12
                                                                          =================================

See Notes to Financial Statements.

WAKE FOREST BANCSHARES, INC.


STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                 1999               1998
-----------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $      4,065,650 $      3,785,850
   Investment securities                                                           120,350          134,650
   Short-term cash investments                                                     462,400          491,400
                                                                          ---------------------------------
              TOTAL INTEREST INCOME                                              4,648,400        4,411,900
                                                                          ---------------------------------
Interest expense:
   Interest on deposits                                                          2,286,300        2,245,400
   Interest on ESOP debt                                                            14,800           19,900
                                                                          ---------------------------------
                                                                                 2,301,100        2,265,300
                                                                          ---------------------------------
              NET INTEREST INCOME                                                2,347,300        2,146,600
                                                                          ---------------------------------
Noninterest income:
   Service charges and fees                                                         25,400           23,250
   Other                                                                             3,250            1,950
                                                                          ---------------------------------
                                                                                    28,650           25,200
                                                                          ---------------------------------
Noninterest expense:
   Compensation and benefits                                                       529,800          499,850
   Occupancy                                                                        23,550           26,400
   Federal insurance and operating assessments                                      45,000           39,200
   Data processing and outside service fees                                         79,150           76,150
   Other operating expense                                                         273,850          274,500
                                                                          ---------------------------------
                                                                                   951,350          916,100
                                                                          ---------------------------------
              INCOME BEFORE INCOME TAXES                                         1,424,600        1,255,700
Income taxes                                                                       541,450          482,050
                                                                          ---------------------------------
              NET INCOME                                                  $        883,150 $        773,650
                                                                          =================================

Basic earnings per share                                                  $          0.75 $            0.66
                                                                          =================================
Diluted earnings per share                                                $          0.75 $            0.65
                                                                          =================================
Dividends paid per share                                                  $          0.36 $            0.34
                                                                          =================================

See Notes to Financial Statements.

                         WAKE FOREST BANCSHARES, INC.
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                      1999          1998
-----------------------------------------------------------------------------------------
THREE MONTH ENDED JUNE 30, 1998 AND 1998
Net income ....................................................    $298,850      $254,350
                                                                   --------      --------
Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities:
   Unrealized holding gains arising during the period .........      (8,050)       (5,900)
   Less: reclassification adjustment fore gains included in net
    income ....................................................           -             -
                                                                   --------      --------

      OTHER COMPREHENSIVE INCOME ..............................      (8,050)       (5,900)
                                                                   --------      --------
      COMPREHENSIVE INCOME ....................................    $290,800      $248,450
                                                                   ========      ========

NINE MONTHS ENDED JUNE 30, 1999 AND 1998
Net income ....................................................    $883,150      $773,650
                                                                   --------      --------
Other comprehensive income, net of tax:
 Unrealized gains on securities:
   Unrealized holding gains arising during the period .........      56,850       174,200
   Less: reclassification adjustment for gains included in net
    income ....................................................           -             -
                                                                   --------      --------
      OTHER COMPREHENSIVE INCOME ..............................      56,850       174,200
                                                                   --------      --------
      COMPREHENSIVE INCOME ....................................    $940,000      $947,850
                                                                   ========      ========

See Notes to Financial Statements.

WAKE FOREST BANCSHARES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                   1999             1998
---------------------------------------------------------------------------------------------------------------
Net income                                                                   $      883,150 $      773,650
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                                   24,000         26,350
      Gain on sale of real estate acquired in settlement of loans
      Amortization of discounts/premiums on investment securities                        50           (800)
      Deferred income taxes                                                         (10,100)             -
      ESOP contribution expense charged to paid-in capital                            9,600         45,600
      Amortization of unearned ESOP shares and deferred stock
        awards                                                                      (86,650)        72,500
      Changes in assets and liabilities:
           Prepaid expenses and other assets                                        (16,400)       (32,850)
           Accrued interest receivable                                              (98,200)       (16,400)
           Income tax refund receivable                                                   -        (10,900)
           Accrued expenses and other liabilities                                   181,950        101,900
                                                                             ----------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,060,700        959,050
                                                                             ----------------------------------
Cash Flows From Investing Activities
   Net (increase) decrease  in loans receivable                                  (4,745,850)    (1,220,650)
   Purchase of available for sale investment securities                          (2,250,000)             -
   Maturity of available for sale investment securities                           1,000,000              -
   Redemption of FHLB stock                                                          83,700              -
   Purchase of property and equipment                                               (22,100)          (600)
                                                                             ----------------------------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (5,934,250)    (1,221,250)
                                                                             ----------------------------------
Cash Flows From Financing Activities
   Net increase (decrease)  in deposits                                          (2,313,850)     9,182,050
   Principal payments on ESOP debt                                                  (44,150)       (44,150)
   Issuance of common stock                                                             -           30,800
   Dividends paid                                                                  (429,250)      (383,800)
                                                                             ----------------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (2,787,250)     8,784,900
                                                                             ----------------------------------
              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (7,660,800)     8,522,700
Cash and cash equivalents:
   Beginning                                                                     15,311,350      5,804,650
                                                                             ----------------------------------
   Ending                                                                    $    7,650,550 $   14,327,350
                                                                             ==================================


See Notes to Financial Statements

WAKE FOREST BANCSHARES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                   1999             1998
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
   Cash payments of interest                                                 $    2,300,050 $    2,277,730
                                                                             ==================================
   Cash payments of taxes                                                    $      531,300 $      385,600
                                                                             ==================================
Supplemental Disclosure of Noncash transactions:
   Increase (decrease) in ESOP put option charged to
      retained earnings                                                      $        2,950 $       72,100
   Increase in unrealized gain on investment securities                              91,700        108,000
   Issuance of RRP stock awards                                                           -        283,450


See Notes to Financial Statements.

                          WAKE FOREST BANCSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.   NATURE OF BUSINESS

Wake Forest Bancshares, Inc. (the "Company") is located in Wake Forest, North Carolina and it is the parent stock holding company of Wake Forest Federal Savings and Loan Association (the "Association"), it's only subsidiary. The Company conducts no business other than holding stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The Association's principal activities consist of obtaining savings deposits and providing mortgage credit to customers in its primary market area, the counties of Wake, Franklin and Granville, North Carolina. The Company and the Association's primary regulator is the Office of Thrift Supervision and its deposits are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC).

On October 23, 1995, the Board of Directors of Wake Forest Federal Savings and Loan Association adopted a Plan of Reorganization and the Stock Issuance Plan (collectively the "Plans") under which the Association exchanged its federal mutual savings and loan charter for a federal stock savings and loan charter, conducted a minority stock offering, and formed Wake Forest Bancorp MHC (the "MHC"), a mutual holding company which owns at least 51% of the common stock to be issued by the Association. The Association conducted its minority stock offering in February and March of 1996 and the closing occurred on April 3, 1996. The Association issued 515,000 shares in the minority stock offering and issued an additional 41,200 shares to its Employee Stock Ownership Plan (the "ESOP") and 635,000 shares to the mutual holding company.

Members of the mutual holding company consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the mutual holding company for as long as it remains in mutual form. Initially, the mutual holding company's principal assets consisted of shares of the Association's common stock received in the reorganization and $100,000 in cash received from the Association. The mutual holding company has since received its proportional share of dividends declared and paid by the Association, and such funds are invested in deposits with the Association. The mutual holding company, which by law must own in excess of 50% of the stock of the Association, currently has an ownership interest of 52.2% of the Association (see Note 2). The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the Office of Thrift Supervision (the "OTS").


NOTE 2.     REORGANIZATION

On November 16, 1998, the Board of Directors of the Association approved an Agreement and Plan of Reorganization (the Plan of Reorganization). The Plan of Reorganization provided for the establishment of Wake Forest Bancshares, Inc. as a stock holding company parent of the Association. The Company is majority owned by the MHC, the Association's mutual holding company. The reorganization into the "two-tier" mutual holding company structure (the Reorganization) under the Plan of Reorganization was approved by the Association's stockholders at their annual meeting held on February 23, 1999 and by regulatory authorities on April 9, 1999. The formation of the Company was consummated pursuant to the Plan of Reorganization on May 7, 1999.

As a part of the Reorganization, each outstanding share of Association's common stock was converted into one share of common stock, par value $.01 per share, of the Company, and the holders of the Association's common stock became the holders of all of the outstanding shares of the Company's common stock. Accordingly, as a result of the Reorganization, the Association's minority shareholders became minority shareholders of the Company.

The Company was formed solely for the purpose of becoming a savings and loan holding company and had no prior operating history. The Reorganization had no impact on the operations of the Association or the MHC. The Association continues to operate at the same location, with the same management, and subject to all the rights, obligations and liabilities of the Association existing immediately prior to the Reorganization.

The Board of Directors of the Association capitalized the Company with $100,000. Future capitalization of the Company will depend upon dividends declared by the Association based on future earnings, or the raising of additional capital by the Company through a future issuance of securities, debt or by other means. The Board of Directors of the Company has no present plans or intentions with respect to any future issuance of securities or debt at this time. Furthermore, as long as it is in existence, the MHC must own at least a majority of the Company's outstanding voting stock.

The Reorganization was treated similar to a pooling of interests for accounting purposes. Therefore, the consolidated capitalization, assets, liabilities, income and expenses of the Company immediately following the Reorganization will be substantially the same as those of the Association immediately prior to consummation of the Reorganization, all of which will be shown on the Company's books at their historical recorded values.

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. Because the Company was incorporated on May 7, 1999, the Company's financial results on or after that date are reported on a consolidated basis with the operating results of the Association, its wholly-owned subsidiary. Financial results reported prior to May 7, 1999 include only the activities of the Association. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the nine month period ended June 30, 1999 is not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 1999.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Association's September 30, 1998 Annual Report. During the first quarter of 1999, the Association adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement was adopted effective October 1, 1998 as explained in Note 6 below.

NOTE  4.    DIVIDENDS DECLARED

On June 1, 1999, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of June 30, 1999 and payable on July 9, 1999. The dividends declared were accrued and reported as dividends payable in the June 30, 1999 Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE  5.     EARNINGS PER SHARE

The Association adopted statement of Financial Accounting Standard No. 128 during the quarter ended December 31, 1997. This statement requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the quarters and nine month periods ended June 30, 1999 and 1998 is presented below.

THREE MONTHS ENDED JUNE 30:                                                    1999         1998
                                                                         ------------------------------
       Weighted average shares outstanding for Basic EPS                    1,180,558      1,171,956
       Plus incremental shares from assumed issuances of shares
          pursuant to stock option and stock award plans                          -           25,699
                                                                         ------------------------------
       Weighted average shares outstanding for diluted EPS                  1,180,558      1,197,655
                                                                         ==============================

NINE MONTHS ENDED JUNE 30:
       Weighted average shares outstanding for Basic EPS                    1,177,984      1,167,754
       Plus incremental shares from assumed issuances of shares
          pursuant to stock option and stock award plans                            -         26,950
                                                                         ------------------------------
       Weighted average shares outstanding for diluted EPS                  1,177,984      1,194,704
                                                                         ==============================

NOTE 6.     ADOPTION OF SFAS STATEMENT NO. 130

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which the Association was required to adopt as of October 1, 1998. The Statement requires the classification of items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income, and are therefore included in changes in equity. Other comprehensive income includes all such changes in equity other than those resulting from investments by owners and distributions to owners.

SFAS No. 130 does not require a specific format for displaying comprehensive income and its components in a financial statement other than it must be displayed with the same prominence as other financial statements that constitute a full set of financial statements. The Company has elected to display comprehensive income in a separate statement of comprehensive income that begins with net income. The only item of other comprehensive income that the Company currently has is associated with changes in unrealized gains and losses on securities classified as available for sale.

NOTE 7.     SUBSEQUENT EVENT

On July 15, 1999, the Company announced a stock repurchase program authorizing management to repurchase up to 5%, or 60,793 shares of its outstanding stock. The repurchase program is expected to commence before the end of July, 1999. The repurchases will be made through registered broker-dealers from shareholders in open market purchases. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other purpose that the Board of Directors deems advisable in compliance with applicable law.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND SEPTEMBER 30, 1998:

Total assets decreased by $1.5 million to $72.8 million at June 30, 1999 from $74.4 million at September 30, 1998. Total assets decreased during the nine months ended June 30, 1999 primarily due to an decrease in deposits of approximately $2.3 million, which was partially offset by internally generated earnings during the same nine month period. An increase in net loans receivable of $4.7 million during the period from October 1, 1998 to June 30, 1999 was funded primarily by utilizing cash and cash equivalents, which decreased by $7.7 million during the nine months ended June 30, 1999.

Net loans receivable increased by $4.7 million to $60.1 million at June 30, 1999 from $55.4 million at September 30, 1998. The increase occurred primarily due to continued strong demand in residential construction loans in and around Wake Forest. Assuming interest rates remain fairly stable, management believes that its loan portfolio has potential for continued growth because the Company operates in lending markets that have had sustained consistent loan demand over the past several years. Wake Forest Federal is located in the town of Wake Forest, which is approximately 20 miles from Raleigh and the Research Triangle Park (the "Triangle"), areas which have grown substantially over the last decade. The current trend is for increased residential development in and around Wake Forest for individuals and families which work in the Triangle. However, there can be no assurances that such trends and loan demand can or will continue.

Investment securities increased by $1.3 million to $4.4 million at June 30, 1999 from $3.1 million at September 30, 1998. During the nine months ended June 30, 1999, the Company bought $2.25 million in available for sale investment securities and received $1.0 million in funds from maturing investments. The remaining increase is attributable to an increase in the unrealized appreciation of the Company's available for sale investment securities portfolio of $91,700 less $83,700 from Federal Home Loan Bank ("FHLB") stock redemptions. The Company's investment portfolio consists of U.S. Government and Agency securities, FHLMC common stock, and stock in the Federal Home Loan Bank of Atlanta.

Deposits decreased by $2.3 million to $57.7 million at June 30, 1999 from $60.0 million at September 30, 1998. Because the Association had relatively high levels of short term liquid assets in a period of tightening spreads and flat yield curves, the Association decreased deposit rates on its certificates of deposits offered to deposit customers during the last nine months. That policy for pricing such certificates of deposit created the decrease in deposits. Near the end of June 1999, the yield curve began to rise, and the Association started offering higher rates on certain deposit products which should tend to stabilize the Association's deposit base.

The Company had no borrowings outstanding during the quarter other than the loan incurred by the Company's Employee Stock Ownership Plan ("ESOP"), the Association's retirement plan trust for employees, to purchase common stock in the Company. The ESOP borrowed $412,000 for its purchase of stock from an unaffiliated financial institution on April 3, 1996, and the debt is being repaid quarterly over a seven year period. During the nine month period ended June 30, 1999, the Association made principal payments totaling $44,150 plus interest on the ESOP note, reducing the outstanding balance of the note to $220,700 at June 30, 1999.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND SEPTEMBER 30, 1998 (CONTINUED):

The Association is committed to making retirement plan contributions sufficient to amortize the debt over its seven year term, and as such, has reported the debt in the Company's Consolidated Statement of Financial Condition. The Association recorded retirement plan contributions of approximately $59,000 during the nine month period ended June 30, 1999 for principal and interest payments on the debt. The Association also reported $9,550 in additional retirement plan expense and credited paid-in capital equal to the increase in the fair value of its common stock on ESOP shares allocated to participants in the Plan during the nine month period ended June 30, 1999.

The ESOP has a put option which requires that the Company repurchase its common stock from participants in the ESOP who are eligible to receive benefits under the terms of the plan and elect to receive cash in exchange for their common stock. The Company is required to reflect as a liability the maximum possible cash obligation to redeem the shares, which is the fair value of such shares, whether allocated or unallocated. The put option liability can be reduced by the unearned ESOP shares, the cost of shares not eligible for allocation to plan participants. The Company has recorded a net liability of $273,700 at June 30, 1999 for the ESOP put option.

Retained earnings increased by $495,100 to $8.4 million at June 30, 1999 from $7.9 million at September 30, 1998. The increase is attributable to the Company's earnings during the nine month period ended June 30, 1999, reduced by $429,250 in dividends declared during the nine month period ended June 30, 1999 and increased by $41,200 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option.

Additional paid in capital increased by $52,100 primarily as a result of the amortization of the deferred stock awards associated with the Association's Recognition and Retention Plan. At June 30, 1999, the Company's regulatory capital amounted to $13.2 million, which as a percentage of total adjusted assets was 18.4%, and was considerably in excess of the regulatory capital requirements at such date.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998:

GENERAL. Net income for the three month period ended June 30, 1999 was $298,850, or $44,500 more than the $254,350 earned during the same period in 1998. Net income for the nine month period ended June 30, 1999 of $883,150 exceeded the income for the same period in 1998 of $773,650 by $109,500. As discussed below, changes in net interest income between the comparable periods was primarily responsible for the increase in net income.

INTEREST INCOME. Interest income increased by $28,350 from $1,509,050 for the three months ended June 30, 1998 to $1,537,400 for the three months ended June 30, 1999. Interest income increased by $236,500 from $4,411,900 for the nine months ended June 30, 1998 to $4,648,400 for the nine months ended June 30, 1999. The increase for the nine month period was attributable primarily to an overall increase in the volume and mix of interest-earning assets outstanding, which were higher during the nine month period ended June 30, 1999 than the comparable period in 1998. The increase for the three month period ended June 30, 1999 was attributable primarily to a larger volume of loans receivable outstanding during the current quarter as compared to the same period a year earlier.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998:

INTEREST INCOME (CONTINUED) The volume of interest-earning assets was higher during the nine month period ended June 30, 1999 as a result of an increase in deposits, and because the mix of the resulting funds was more heavily invested in loans and investment securities, which typically have higher yields than short term interest earning deposits. The overall yield on interest earning assets was 8.08% and 7.99% for the three and nine months ended June 30, 1999.

INTEREST EXPENSE. Interest expense decreased by $63,550 from $794,250 for the three months ended June 30, 1998 to $730,700 for the three months ended June 30, 1999. Interest expense increased by $35,800 from $2,265,300 for the nine months ended June 30, 1998 to $2,301,100 for the nine months ended June 30, 1999. The decrease in interest expense for the current quarter was primarily the result of a decrease in the Company's cost of funds between the quarters. The Company's cost of funds was 4.94% and 4.98% for the three months ended June 30, 1999 and 1998, respectively. The Company's cost of funds was 5.09% and 5.37% for the nine months ended June 30, 1999 and 1998, respectively, and the increase in interest expense between the nine month periods is attributable solely to an increase in the average balance of deposits outstanding.

NET INTEREST INCOME. Net interest income increased by $91,900 from $714,800 for the three months ended June 30, 1998 to $806,700 for the three months ended June 30, 1999. Net interest income increased by $200,700 from $2,146,600 for the nine months ended June 30, 1998 to $2,347,300 for the nine months ended June 30, 1999. The increase resulted primarily from an increase in the volume and mix of interest earning assets coupled with a decline in the Company's cost of funds between the periods.

PROVISION FOR LOAN LOSSES. No provisions for loan losses were made during the three and nine month periods ended June 30, 1999 and 1998. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. While Management uses the best information available to make the evaluations, future adjustments to the allowance may be necessary, if economic or other conditions differ substantially from the assumptions used.

The Company's level of non-performing loans remained low in relation to prior periods and total loans outstanding during the three and nine month periods ended June 30, 1999. The Company's ratio of non-performing loans to total loans outstanding at June 30, 1999 was 0.19%. In addition, the Company did not charge-off any loans during the three or nine month periods ended June 30, 1999.

At June 30, 1999, the Company's level of general valuation allowances for loan losses amounted to $263,000, which management believes is adequate to absorb any existing inherent losses in its loan portfolio.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE. Noninterest expense increased by $19,900 to $331,950 for the three month period ended June 30, 1999 from $312,050 for the comparable quarter in 1998. Noninterest expense increased by $35,250 for the nine month period ended June 30, 1999 to $951,350 from $916,100 for the nine month period ended June 30, 1998. There were no significant changes in any category of noninterest expense during the current quarter or nine month period ended June 30, 1999 as compared to the same quarter and nine month period a year earlier, except for increases in the category of compensation and benefits. Compensation and benefits increased by $24,150 and $29,950 for the current quarter and nine month period ended June 30, 1999, respectively, as compared with the same periods a year earlier due to adding an additional employee and increases in the cost of health insurance.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .19% and .24% at June 30, 1999 and September 30, 1998, respectively. The Company has no other non-performing assets at June 30, 1999. During the three and nine month periods ended June 30, 1999 and 1998, the Company's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Company did not charge off any loans during the nine month periods ended June 30, 1999 and 1998. As a result, and based on management's analysis of the adequacy of its allowances, no provision for additional loan loss allowances was made during the nine month period ended June 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-earning deposits.

During the nine month period ended June 30, 1999, cash and cash equivalents, a significant source of liquidity, decreased by approximately $7.7 million. Proceeds from the Company's operations contributed $1,060,700 in cash during the period. Cash was utilized to fund loan originations, which net of repayments, increased by $4.7 during the nine month period ended June 30, 1999. Investments also increased by $1,166,300 during the current nine month period, and thus utilized cash. Dividends paid to stockholders of $429,250 also required cash, as did an overall decrease of $2.3 million in deposits during the nine months ended June 30, 1999.

The Company's wholly owned subsidiary, Wake Forest Federal, must maintain minimum regulatory liquidity requirements. The Association's liquidity ratio at June 30, 1999 was considerably in excess of such requirements. Given its current liquidity and ability to borrow funds from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE:

The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations are at risk for the Year 2000 Problem due to the nature of its financial information processing.

Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, could generate results which would be misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities.

In addition, non-information technology systems, such as equipment like telephones and copiers may also contain embedded technology which controls its operation and which may be effected by the Year 2000 Problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to deal with the date 01/01/00, and may not be able to deal with operational 'cycles' such as 'do X every 100 days'. Thus, even non-information technology systems may affect the normal operations of the Company upon the arrival of the Year 2000. Under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

In order to address the Year 2000 Issue and to minimize its potential adverse impact, management has identified areas that could be affected by the Year 2000 Problem and assessed their potential impact on the operations of the Company. The Company continues to monitor the progress of third party software vendors who are addressing the matter, and testing changes provided by these vendors.

The Company has also developed a business resumption contingency plan for critical systems which may not be effectively reprogrammed. The Company's alternative method of doing business relies upon a dual system of operation instituted several years ago, using equipment and record keeping medium which is not date sensitive. Transactions and computations would be computed and captured manually, and then re-keyed and checked for accuracy once the software bug is corrected.

A committee of senior officers of the Company has been formed to evaluate the effects that the upcoming Year 2000 issue could have on computer programs utilized by the Company. The Company's plan is divided into the five phases:

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (CONTINUED):

     (1) Awareness. Define the problem, obtain executive level support and develop an overall strategy. This phase was completed in April 1998.

     (2) Assessment. Identify all systems and the criticality of the systems. This phase was completed in June 1998.

     (3)  Renovation.  Program  enhancements,  hardware and  software  upgrades,
          system  replacements,  and  vendor  certifications.   This  phase  was
          completed in December 1998.

     (4) Validation. Test and verify system changes and coordinate with outside parties. This phase was completed in June 1999.

     (5) Implementation. Components certified as Year 2000 compliant and moved to production. This phase was completed in June 1999.

Third party vendors provide the majority of software used by the Company. All of the Company's vendors are aware of the Year 2000 situation, and each has assured the Company that its software is now Year 2000 compliant. Testing for the critical applications began in April 1998. The Company utilizes the service of a third party vendor to provide the software which is used to process and maintain most mortgage and deposit customer-related accounts. This vendor has provided the Company with a software version which has been certified to be Year 2000 compliant. Testing by the Company has been completed to verify compliance for its application and usage. The Company presently believes that with the modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions have remaining undetected bugs, the Year 2000 Problem could have an impact on the operations of the Company.

The Company's business resumption contingency plan, in the event of a major software failure associated with processing customer accounts, calls for the temporary reversion to a manual record keeping system. The Company currently maintains manual ledger cards on most types of customer accounts and could operate in such a manner for a reasonably short period of time. Manual transactions would subsequently be inputted with prior effective processing dates back onto the software once the date issues are resolved.

In addition, monitoring and managing the Year 2000 project has resulted in additional direct and indirect costs to the Company. Direct costs include charges by third party software vendors for product enhancements and costs involved in testing software products for Year 2000 compliance. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (CONTINUED):

The Company has spent approximately $80,000 on Year 2000 related costs to date and estimates that it will spend an additional $25,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Company does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other vendors on which the Company's systems rely will be timely converted, or that a failure to convert by another vendor or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The remaining costs of the project and the Company's assertion of being Y2K compliant are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, and similar uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Statements herein regarding estimated future expense levels and other matters may constitute forward-looking statements under the federal securities laws. Such statements are subject to certain risks and uncertainties including changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment. Undue reliance should not be placed on this information. These estimates are based on the current expectations of management, which may change in the future due to a large number of potential events, including unanticipated future developments.

WAKE FOREST BANCSHARES, INC.

PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings

                  The Company is not engaged in any legal proceedings at the present time other than legal proceedings within the normal course of business to enforce its security interest in a loan.

        Item 2.   Changes in Securities and Use of Proceeds

           The Association received regulatory approval on April 9, 1999 to reorganize, establishing a mid-tier stock holding company which was incorporated on May 7, 1999 (See note 2 to the financial statements). As a part of the reorganization, each shareholder of the Association received one share of common stock in the Company for each share owned in the Association. Exchange of existing certificates was not required, however new certificates with a new cusip number will be issued for future purchases of the Company's stock.


        Item 3.   Defaults Upon Senior Securities
                  None

        Item 4.   Submission of Matters to a Vote of  Security Holders
                  None

        Item 5.   Other Information
                  None

        Item 6.   a) exhibits and b) Reports on Form 8-K

                  a)       Not applicable

                  b) A Form 8-K was filed on May 7, 1999 to report the effectiveness of the reorganization described in note 2 to the financial statements.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WAKE FOREST BANCSHARES, INC.

   Dated    August 13, 1999            By:      Anna O. Sumerlin
         ---------------------------            -------------------------------
                                                Anna O. Sumerlin
                                                President and CEO


   Dated    August 13, 1999            By:      Robert C. White
          ---------------------------           -------------------------------
                                                Robert C. White
                                                Vice President and CFO