Form 10QSB
period 1999-12-31
WAKE FOREST BANCSHARES INC
filed 2000-03-10
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              December 31, 1999
                                         ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                        ------------  ---------------

                        Commission file number 000-25999

                          WAKE FOREST BANCSHARES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

    United States of America                   56-2131079
    ------------------------                   ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                             302 South Brooks Street
                        Wake Forest, North Carolina 27587
                        ---------------------------------
                    (Address of principal executive offices)

                                 (919)-556-5146
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 1, 2000 there were issued and outstanding 1,182,962 shares of the Issuer's common stock, $.01 par value

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                          WAKE FOREST BANCSHARES, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----

     Item 1. Financial Statements

     Consolidated statements of financial condition at December 31,
     1999 (unaudited) and September 30, 1999                                   1
     Consolidated  statements  of income for the three months ended
     December 31, 1999 and December 31, 1998 (unaudited)                       2
     Consolidated  statements of comprehensive income for the three
     months   ended   December  31,  1999  and  December  31,  1998
     (unaudited)                                                               3
     Consolidated  statements  of cash  flows for the three  months
     ended December 31, 1999 and December 31, 1998 (unaudited)                 4
     Notes to consolidated financial statements (unaudited)                5 - 7

     Item 2.  Management's  Discussion  and  Analysis of  Financial
     Condition and Results of Operations                                  8 - 13

PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings                                               14
     Item 2.  Changes in Securities                                           14
     Item 3.  Defaults upon Senior Securities                                 14
     Item 4.  Submission of Matters to a Vote of Security Holders             14
     Item 5.  Other Information                                               14
     Item 6.  Exhibits and Reports on Form 8-K                                14

     Signatures                                                               15

WAKE FOREST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

                                                                              December 31,     September 30,
ASSETS                                                                            1999              1999
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Cash and short-term cash investments                                        $    7,161,500    $    6,501,050
Investment securities:
   Available for sale, at estimated market value                                 3,439,050         3,527,750
   FHLB stock                                                                      280,400           280,400
Loans receivable, net                                                           62,623,450        61,467,300
Accrued interest receivable                                                         99,400           101,850
Property and equipment, net                                                        450,400           452,000
Prepaid expenses and other assets                                                   57,200            65,200
                                                                            --------------------------------
              TOTAL ASSETS                                                  $   74,111,400    $   72,395,550
                                                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $   59,177,150   $    57,653,900
Accrued expenses and other liabilities                                             354,950           387,350
Dividends payable                                                                  142,250           143,700
Note payable- ESOP                                                                 191,300           206,000
Income taxes payable                                                               187,900                 -
Deferred income taxes                                                              125,500           160,800
Redeemable common stock held by the ESOP
   net of unearned ESOP shares                                                     354,600           375,950
                                                                            --------------------------------
              TOTAL LIABILITIES                                                 60,533,650        58,927,700
                                                                            --------------------------------
Stockholders' equity:
   Preferred stock,  authorized  1,000,000 shares, none issued                           -                -
   Common stock, par value $ .01, authorized 5,000,000 shares,
      issued 1,215,862                                                              12,150            12,150
   Additional paid-in capital                                                    4,863,200         4,843,600
   Accumulated other comprehensive income                                          417,800           472,900
   Retained earnings, substantially restricted                                   8,705,300         8,490,850
   Less: Treasury stock acquired                                                  (420,700)         (351,650)
                                                                            --------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                        13,577,750        13,467,850
                                                                            --------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   74,111,400    $   72,395,550
                                                                            ================================


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                                 1999               1998
----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $     1,443,100     $     1,321,400
   Investment securities                                                           45,700              36,450
   Short-term cash investments                                                     64,850             193,950
                                                                          -----------------------------------
              TOTAL INTEREST INCOME                                             1,553,650           1,551,800
                                                                          -----------------------------------
Interest expense:
   Interest on deposits                                                           734,300             805,950
   Interest on ESOP debt                                                            4,350               5,300
                                                                          -----------------------------------
                                                                                  738,650             811,250
                                                                          -----------------------------------
              NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                815,000             740,550
Provision for loan losses                                                          (7,500)                  -
                                                                          -----------------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 807,500             740,550
                                                                          -----------------------------------
Noninterest income:
   Service charges and fees                                                        12,200               8,550
   Other                                                                              350               1,800
                                                                          -----------------------------------
                                                                                   12,550              10,350
                                                                          -----------------------------------
Noninterest expense:
   Compensation and benefits                                                      191,250             160,550
   Occupancy                                                                       13,000               7,500
   Federal insurance and operating assessments                                     14,700              14,650
   Data processing and outside service fees                                        26,200              28,500
   Other operating expense                                                         76,900              82,550
                                                                          -----------------------------------
                                                                                  322,050             293,750
                                                                          -----------------------------------
              INCOME BEFORE INCOME TAXES                                          498,000             457,150
Income taxes                                                                      179,700             171,350
                                                                          -----------------------------------
              NET INCOME                                                  $       318,300     $       285,800
                                                                          ===================================

Basic earnings per share                                                  $          0.27     $          0.24
                                                                          ===================================
Diluted earnings per share                                                $          0.27     $          0.24
                                                                          ===================================
Dividends paid per share                                                  $          0.12     $          0.12
                                                                          ===================================

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                                   1999              1998
---------------------------------------------------------------------------------------------------------------
Net income                                                                 $     318,300       $     285,800
                                                                           -------------        ------------
Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains (losses) arising during the period                (55,100)            139,400
      Less: reclassification adjustment for gains included in
        net income                                                                     -                   -
                                                                           -------------       -------------
              OTHER COMPREHENSIVE INCOME                                         (55,100)            139,400
                                                                           -------------       -------------
              COMPREHENSIVE INCOME                                         $     263,200       $     425,200
                                                                           =============       =============

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                                   1999             1998
---------------------------------------------------------------------------------------------------------------
Net income                                                                   $      318,300   $      285,800
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                                    8,550            7,750
      ESOP contribution expense charged to paid-in capital                            5,400            3,700
      Provision for loan losses                                                       7,500                -
      Amortization of discounts/premiums on investment securities                       (50)          (2,350)
      Amortization of unearned ESOP shares                                           14,700           14,700
      Amortization of unearned RRP shares                                            14,200           14,150
      Changes in assets and liabilities:
           Prepaid expenses and other assets                                          8,000            5,350
           Accrued interest receivable                                                2,450          (13,500)
           Accrued expenses and other liabilities                                   (35,450)          (7,200)
           Income taxes payable                                                     187,900          159,750
                                                                             -----------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                             531,500          468,150
                                                                             -----------------------------
Cash Flows From Investing Activities
   Net (increase) decrease  in loans receivable                                  (1,163,650)        (132,900)
   Maturity of available for sale investment securities                                   -          500,000
   Purchase of property and equipment                                                (6,950)          (3,500)
                                                                             -------------------------------
              NET CASH PROVIDED BY INVESTING ACTIVITIES                          (1,170,600)         363,600
                                                                             -------------------------------
Cash Flows From Financing Activities
   Net increase (decrease)  in deposits                                           1,523,250        1,024,700
   Principal payments on ESOP debt                                                  (14,700)         (14,700)
   Repurchase of common stock for the Treasury                                      (69,050)               -
   Dividends paid                                                                  (139,950)        (142,900)
                                                                             -------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,299,550          867,100
                                                                             -------------------------------
              NET INCREASE IN CASH AND CASH EQUIVALENTS                             660,450        1,698,850
Cash and cash equivalents:
   Beginning                                                                      6,501,050       15,311,350
                                                                             -------------------------------
   Ending                                                                    $    7,161,500   $   17,010,200
                                                                             ===============================
Supplemental Disclosure of Cash Flow Information:
   Cash payments of interest                                                 $      737,200   $      790,500
                                                                             ===============================
Supplemental Disclosure of Noncash transactions:
   Incr. (decr.) in ESOP put option charged to retained earnings             $      (21,350)  $       41,200
   Incr. (decr.)  in unrealized gain on investment securities                       (88,900)         224,850


See Notes to Consolidated Financial Statements.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF BUSINESS

Wake Forest Bancshares, Inc. (the "Company") is located in Wake Forest, North Carolina and is the parent stock holding company of Wake Forest Federal Savings and Loan Association (the "Association"), it's only subsidiary. The Company conducts no business other than holding stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The Association's principal activities consist of obtaining savings deposits and providing mortgage credit to customers in its primary market area, the counties of Wake, Franklin and Granville, North Carolina. The Company and the Association's primary regulator is the Office of Thrift Supervision and its deposits are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC).

NOTE 2.   REORGANIZATION

On November 16, 1998, the Board of Directors of the Association approved an Agreement and Plan of Reorganization (the Plan of Reorganization). The Plan of Reorganization provided for the establishment of Wake Forest Bancshares, Inc. as a stock holding company parent of the Association. The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. The reorganization into the "two-tier" mutual holding company structure (the Reorganization) under the Plan of Reorganization was approved by the Association's stockholders at their annual meeting held on February 23, 1999 and by regulatory authorities on April 9, 1999. The formation of the Company was consummated pursuant to the Plan of Reorganization on May 7, 1999.

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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   THE REORGANIZATION (CONTINUED)

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

Members of the mutual holding company consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the mutual holding company for as long as it remains in mutual form. Initially, the mutual holding company's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. The mutual holding company has since received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The mutual holding company, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 53.6% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the Office of Thrift Supervision (the "OTS").

NOTE 3.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at September 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. Because the Company was incorporated on May 7, 1999, the Company's financial results on or after that date are reported on a consolidated basis with the operating results of the Association, its wholly-owned subsidiary. Financial results reported prior to May 7, 1999 include only the activities of the Association. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 1999 is not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2000.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 1999 Annual Report to Shareholders.

NOTE 4.   DIVIDENDS DECLARED

On December 20, 1999, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of December 31, 1999 and payable on January 10, 2000. The dividends declared were accrued and reported as dividends payable on the December 31, 1999 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   EARNINGS PER SHARE

Statement of Financial Accounting Standard No. 128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. The weighted average shares used to compute EPS were 1,158,475 and 1,162,671 for basic and diluted EPS, respectively, for the three months ended December 31, 1999 and 1,175,410 and 1,176,816 for basic and diluted EPS, respectively, for the three months ended December 31, 1998. There were no adjustments required to net income for either quarter in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the quarters ended December 31, 1999 and 1998 is presented below.

                                                                             1999          1998
                                                                         -----------------------
       Weighted average shares outstanding for Basic EPS                  1,158,475    1,175,410
       Plus incremental shares from assumed issuances of shares
          pursuant to stock option and stock award plans                      4,196        1,406
                                                                         -----------------------
       Weighted average shares outstanding for diluted EPS                1,162,671    1,176,816
                                                                         =======================

                          WAKE FOREST BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1999:

Total assets increased by $1.7 million to $74.1 million at December 31, 1999 from $72.4 million at September 30, 1999. Total assets increased during the three months ended December 31, 1999 primarily due to an increase in deposits of approximately $1.5 million during the quarter. The deposit increase created an increase in cash and short term cash investments of approximately $660,000 for the quarter.

Net loans receivable increased by $1.2 million to $62.6 million at December 31, 1999 from $61.4 million at September 30, 1999. The increase was caused primarily by an increase in residential and commercial real estate lending. Assuming interest rates remain fairly stable, management believes that its loan portfolio has potential for continued growth because the Company operates in lending markets that have had sustained strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will continue.

Investment securities decreased by $88,700 to $3.7 million at December 31, 1999 from $3.8 million at September 30, 1999. The decrease is attributable to unrealized quarterly losses in the fair value of Company's portfolio of investment securities. At December 31, 1999, the Company's investment portfolio had approximately $675,000 in net unrealized gains.

The Company had no borrowings outstanding during the quarter other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current quarter, the Company made principal payments totaling $14,700 plus interest on the ESOP note, reducing the outstanding balance of the note to $191,300 at December 31, 1999. The Company is committed to making retirement plan contributions sufficient to amortize the debt over its seven year term, and as such, has reported the debt on its balance sheet. The Company recorded retirement plan contributions of approximately $19,000 during the three month period ended December 31, 1999 for principal and interest payments on the debt. The Company also reported $5,400 in additional retirement plan expense and credited paid-in capital equal to the increase in the fair value of its common stock on ESOP shares allocated to participants in the Plan during the current quarter. The Company has recorded a liability of $354,600 at December 31, 1999 for the ESOP put option.

                          WAKE FOREST BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

On June 21, 1999, the Board of Directors of the Company approved the adoption of a stock repurchase program authorizing the Company to repurchase up to 60,793 shares or 5.00% of its outstanding common stock. The repurchases are to be made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At December 31, 1999 the Company had repurchased 30,400 shares of its common stock. The program continues until terminated by the Board of Directors. Retained earnings increased by $214,450 to $8.7 million at December 31, 1999 from $8.5 million at September 30, 1999. The increase is attributable to the Company's earnings during the three month period ended December 31, 1999, reduced by $139,950 in dividends declared during the three month period ended December 31, 1999 and a $36,050 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At December 31, 1999, the Company's regulatory capital amounted to $13.2 million, which as a percentage of adjusted total assets was 17.92%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .11% at December 31, 1999 and
 .48% at September 30, 1999. The Company's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Company charged off $17,273 during the current quarter in connection with a non-performing loan that was also paid off during the quarter. No further exposure to the Company exists relating to this loan. There were no foreclosed properties outstanding at any time during the current quarter. Based on management's analysis of the adequacy of its allowances, a $7,500 provision for additional loan loss allowances was made during the three month period ended December 31, 1999. The Company's loan loss allowance was $253,000 at December 31, 1999, which was 372.74% of total nonperforming loans outstanding on such date.

                          WAKE FOREST BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998:

GENERAL. Net income for the three month period ended December 31, 1999 was $318,300, or $32,500 more than the $285,800 earned during the same period in 1998. As discussed below, increases in net interest income between the comparable periods coupled with increases in noninterest expenses was primarily responsible for the change in net income.

INTEREST INCOME. Interest income increased by $1,850 from $1,551,800 for the three months ended December 31, 1998 to $1,553,650 for the three months ended December 31, 1999. The insignificant change in interest income resulted from a 40 basis point increase in the overall yield on interest earning assets offset by a $2.3 million decrease in the average balance of outstanding interest earning assets between the quarters. The Company's yield on interest earning assets increased from 7.92% for the quarter ending December 31, 1998 to 8.32% for the current quarter. The increase in yield occurred primarily due to a higher level of outstanding loans receivable as a percentage of overall interest earning assets during the current quarter as compared to the same quarter a year earlier. The average balance of outstanding loans receivable was $63.5 million during the current quarter as compared with $56.0 million for the quarter a year earlier. The decrease in the average balance of interest earning assets was the result of a decline in the average balance of deposits outstanding between the quarters.

INTEREST EXPENSE. Interest expense decreased by $72,600 from $811,250 for the three months ended December 31, 1998 to $738,650 for the three months ended December 31, 1999. The decrease was primarily the result of both a decrease in volume of interest bearing deposits outstanding and a decline in the Company's cost of funds between the quarters. The Company's outstanding interest bearing deposits decreased by approximately $2.7 million during the three months ended December 31, 1999 as compared with the three months ended December 31, 1998. The decline in the volume of interest bearing deposits occurred due to an allowed run-off in certain higher costing customer certificates of deposits which had matured and were not renewed. As a result, the Company's cost of funds decreased from 5.23% for the quarter ended December 31, 1998 to 5.00% for the current quarter.

NET INTEREST INCOME. Net interest income increased by $74,450 from $740,550 for the three months ended December 31, 1998 to $815,000 for the three months ended December 31, 1999. As explained above, the increase resulted primarily from an decrease in the volume of interest bearing liabilities coupled with a decline in the Company's cost of funds. The Company's interest rate spread was 3.32% for the current quarter as compared to 2.69% for the quarter ended December 31, 1998.

                          WAKE FOREST BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED):

PROVISION FOR LOAN LOSSES. No provisions for loan losses was made during the three month period ended December 31, 1998. The Company made a $7,500 provision during the current quarter. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Company's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the three month period ended December 31, 1999. At December 31, 1999, the Company's level of general valuation allowances for loan losses amounted to $253,000, which management believes is adequate to absorb any existing inherent losses in its loan portfolio.

NONINTEREST EXPENSE. Noninterest expense increased by $28,300 to $322,050 for the three month period ended December 31, 1999 from $293,750 for the comparable quarter in 1998. The only significant dollar increase in any category of noninterest expense occurred in area of compensation and related benefits, which increased from $161,550 during the quarter ended December 31, 1998 to $191,250 during the current quarter. The increase in compensation and benefits occurred due to the addition of two full time employees during the current quarter as compared to the quarter ended December 31, 1998, and because of increases in the cost of health insurance coverage for the Company's employees. One of the additional employees was as a result of hiring a Chief Financial Officer who added depth and expertise to the Company's management structure.

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

During the three month period ended December 31, 1999, cash and cash equivalents, a significant source of liquidity, increased by approximately $660,000. Proceeds from the Company's operations contributed an $531,500 in cash during the period. An increase in deposits of approximately $1.5 million, offset by dividends paid of $139,950 and stock repurchases of $69,050 provided the source of approximately $1.3 million of cash from financing activities. Net loan disbursements of approximately $1.2 million was the principal source of cash utilization during the current quarter.

As a federally chartered savings association, Wake Forest Federal Savings and Loan Association must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. The
Association's liquidity ratio at December 31, 1999, as computed under OTS regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

YEAR 2000 ISSUE:

The "Year  2000  Problem"  centers  on the  inability  of  computer  systems  to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the change in the century. Like most financial service providers, the Company through it wholly owned Association could have been significantly affected by the Year 2000. Software, hardware, and equipment both within and outside the Association's direct control and with whom the Association electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) were subject to be affected.

                          WAKE FOREST BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

YEAR 2000 ISSUE (CONTINUED):

The Company did not experience any Year 2000 related problems as a result of the changeover to the new millennium. Based upon testing and the occurrence of subsequent daily operations in January, 2000, the Company's systems reacted and continue to function in a normal fashion. While there are several date sensitive time periods which will still require monitoring, such as February 29, 2000 and December 31, 2000, management does not expect significant problems to occur.

Monitoring and managing the Year 2000 project resulted in additional direct and indirect costs to the Company. Direct costs include charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs principally consist of the time devoted by existing employees to monitor software vendor progress, test enhanced software products and implement any necessary contingency plans. The Company has incurred approximately $100,000 on Year 2000 related costs to date and estimates that any future costs will be immaterial. Both direct and indirect costs of addressing the Year 2000 problem were charged to earnings as incurred.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Statements herein regarding estimated future expense levels and other operational matters may constitute forward-looking statements under the federal securities laws. Such statements are subject to certain risks and uncertainties. Undue reliance should not be placed on this information. These estimates are based on the current expectations of management, which may change in the future due to a large number of potential events, including unanticipated future developments.

                          WAKE FOREST BANCSHARES, INC.

Part II.  OTHER INFORMATION

        Item 1.   Legal Proceedings

                  The Company is not engaged in any legal proceedings at the present time. From time to time, the Company through its wholly owned Association is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

        Item 2.   Changes in Securities

                  None

        Item 3.   Defaults Upon Senior Securities

                  None

        Item 4.   Submission of Matters to a Vote of  Security Holders

                  None

        Item 5.   Other Information

                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  a)   Exhibit 27.1

                  b) No reports on Form 8-K were filed for the period covered by this report

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WAKE FOREST BANCSHARES, INC.

         Dated   February 10, 2000           By:  /s/ Anna O. Sumerlin
               ---------------------            --------------------------------
                                                  Anna O. Sumerlin
                                                  President and CEO

         Dated    February 10, 2000          By:  /s/ Robert C. White
               ---------------------            --------------------------------
                                                  Robert C. White
                                                  Chief Financial Officer and VP