Form 10QSB
period 2000-03-31
WAKE FOREST BANCSHARES INC
filed 2000-05-08
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR  15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

  [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended            March 31, 2000
                                         ---------------------------

  [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                        to
                                      ---------------------   ------------------


                        Commission file number 000-25999
                                               ---------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ----    ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2000 there were issued and outstanding 1,174,062 shares of the Issuer's common stock, $.01 par value

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ----  ----

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS

                                                                                Pages
                                                                               -------
PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

  Consolidated statements of financial condition at March 31, 2000
  (unaudited) and September 30, 1999                                              1

  Consolidated statements of income for the three months ended March 31,
  2000 and March 31, 1999 (unaudited)                                             2

  Consolidated statements of income for the six months ended March 31,
  2000 and March 31, 1999 (unaudited)                                             3

  Consolidated statements of comprehensive income for the three and six
  months ended March 31, 2000 and March 31, 1999 (unaudited)                      4

  Consolidated statements of cash flows for the six months ended March 31,
  2000 and March 31, 1999 (unaudited)                                           5-6

  Notes to consolidated financial statements (unaudited)                       7-10

  Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   11-17


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                      18

  Item 2. Changes in Securities and Use of Proceeds                              18

  Item 3. Defaults upon Senior Securities                                        18

  Item 4. Submission of Matters to a Vote of Security Holders                    18

  Item 5. Other Information                                                      19

  Item 6. Exhibits and Reports on Form 8-K                                       19

  Signatures                                                                     20

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2000 AND SEPTEMBER 30, 1999



                                                                               March 31,       September 30,
ASSETS                                                                            2000              1999
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Cash and short-term cash investments                                        $     3348700.00   $    6501050.00
Investment securities:
   Available for sale, at estimated market value                                  2890400.00        3527750.00
   FHLB stock                                                                      290700.00         280400.00
Loans receivable, net                                                            68705800.00       61467300.00
Accrued interest receivable                                                        101050.00         101850.00
Property and equipment, net                                                        442100.00         452000.00
Prepaid expenses and other assets                                                   76700.00          65200.00
                                                                            ----------------------------------
              TOTAL ASSETS                                                  $    75855450.00   $   72395550.00
                                                                            ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $    60926500.00   $   57653900.00
Accrued expenses and other liabilities                                             440100.00         387350.00
Dividends payable                                                                  141650.00         143700.00
Note payable - ESOP                                                                176550.00         206000.00
Income taxes payable                                                                 7550.00           --
Deferred income taxes                                                              102100.00         160800.00
Redeemable common stock held by the ESOP
   net of unearned ESOP shares                                                     348750.00         375950.00
                                                                            ----------------------------------
              TOTAL LIABILITIES                                                  62143200.00       58927700.00
                                                                            ----------------------------------
Stockholders' equity:
   Preferred stock,  authorized  1,000,000 shares, none issued
   Common stock, par value $ .01, authorized 5,000,000 shares,
      issued 1,215,862 shares                                                       12150.00          12150.00
   Additional paid-in capital                                                     4881800.00        4843600.00
   Accumulated other comprehensive income                                          387650.00         472900.00
   Retained earnings, substantially restricted                                    8917400.00        8490850.00
   Less: Treasury stock acquired                                                  -486750.00        -351650.00
                                                                            ----------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                         13712250.00       13467850.00
                                                                            ----------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    75855450.00   $   72395550.00
                                                                            ==================================




See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                                 2000               1999
----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $       1537550.00   $     1369100.00
   Investment securities                                                            42500.00           37600.00
   Short-term cash investments                                                      49850.00          152500.00
                                                                          -------------------------------------
              TOTAL INTEREST INCOME                                               1629900.00         1559200.00
                                                                          -------------------------------------
Interest expense:
   Interest on deposits                                                            744250.00          754300.00
   Interest on ESOP debt                                                             4200.00            4850.00
                                                                          -------------------------------------
                                                                                   748450.00          759150.00
                                                                          -------------------------------------
              NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                 881450.00          800050.00
Provision for loan losses                                                           -8000.00             --
                                                                          -------------------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  873450.00          800050.00
                                                                          -------------------------------------
Noninterest income:
   Service charges and fees                                                          9500.00            7650.00
   Other                                                                             2450.00            1300.00
                                                                          -------------------------------------
                                                                                    11950.00            8950.00
                                                                          -------------------------------------
Noninterest expense:
   Compensation and benefits                                                       217900.00          180350.00
   Occupancy                                                                        11200.00            8800.00
   Federal insurance and operating assessments                                       9100.00           15250.00
   Data processing and outside service fees                                         27800.00           23400.00
   Other operating expense                                                          86650.00           97850.00
                                                                          -------------------------------------
                                                                                   352650.00          325650.00
                                                                          -------------------------------------
              INCOME BEFORE INCOME TAXES                                           532750.00          483350.00
Income taxes                                                                       201700.00          184850.00
                                                                          --------------------------------------
              NET INCOME                                                  $        331050.00    $     298500.00
                                                                          ======================================
Basic earnings per share                                                  $             0.29    $          0.26
                                                                          ======================================
Diluted earnings per share                                                $             0.29 $             0.26
                                                                          ======================================
Dividends paid per share                                                  $             0.12 $             0.12
                                                                          ======================================



See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                 2000               1999
----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $       2980650.00    $    2690500.00
   Investment securities                                                            88200.00           74050.00
   Short-term cash investments                                                     114700.00          346450.00
                                                                          -------------------------------------
              TOTAL INTEREST INCOME                                               3183550.00         3111000.00
                                                                          -------------------------------------
Interest expense:
   Interest on deposits                                                           1478600.00         1560250.00
   Interest on ESOP debt                                                             8500.00           10150.00
                                                                          -------------------------------------
                                                                                  1487100.00         1570400.00
                                                                          -------------------------------------
              NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                1696450.00         1540600.00
Provision for loan losses                                                          -15500.00            --
                                                                          -------------------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 1680950.00         1540600.00
                                                                          -------------------------------------
Noninterest income:
   Service charges and fees                                                         21700.00           16200.00
   Other                                                                             2800.00            3100.00
                                                                          -------------------------------------
                                                                                    24500.00           19300.00
                                                                          -------------------------------------
Noninterest expense:
   Compensation and benefits                                                       409150.00          340900.00
   Occupancy                                                                        24200.00           16300.00
   Federal insurance and operating assessments                                      23800.00           29900.00
   Data processing and outside service fees                                         54000.00           51900.00
   Other operating expense                                                         163550.00          180400.00
                                                                          -------------------------------------
                                                                                   674700.00          619400.00
                                                                          -------------------------------------
              INCOME BEFORE INCOME TAXES                                          1030750.00          940500.00
Income taxes                                                                       381350.00          356200.00
                                                                          -------------------------------------
              NET INCOME                                                  $        649400.00    $     584300.00
                                                                          =====================================
Basic earnings per share                                                  $             0.56    $          0.50
                                                                          =====================================
Diluted earnings per share                                                $             0.56    $          0.50
                                                                          =====================================
Dividends paid per share                                                  $             0.24    $          0.24
                                                                          =====================================


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                       2000           1999
--------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net income                                                          $ 331,050      $298,500
                                                                     --------       -------
Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during the period               (30,150)      (74,500)
    Less: reclassification adjustment for gains included in
      net income                                                           --            --
                                                                     --------       -------
        OTHER COMPREHENSIVE INCOME (LOSS)                             (30,150)      (74,500)
                                                                     --------       -------
        COMPREHENSIVE INCOME                                        $ 300,900      $224,000
                                                                     ========       =======

SIX MONTHS ENDED MARCH 31, 2000 AND 1999

Net income                                                          $ 649,400      $584,300
                                                                     --------       -------
Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during the period               (85,250)       64,900
    Less: reclassification adjustment for gains included in
      net income                                                           --            --
                                                                     --------       -------
        OTHER COMPREHENSIVE INCOME (LOSS)                             (85,250)       64,900
                                                                     --------       -------
        COMPREHENSIVE INCOME                                        $ 564,150      $649,200
                                                                     ========       =======

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                                   2000             1999
---------------------------------------------------------------------------------------------------------------
Net income                                                                   $      649400.00    $   584300.00
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                                   17100.00         15550.00
      Provision for loan losses                                                      15500.00             --
      Amortization of discounts/premiums on investment securities                     -100.00          -750.00
      Deferred income taxes                                                          -6500.00         -5100.00
      ESOP contribution expense charged to paid-in capital                            9850.00          6600.00
      Amortization of unearned ESOP shares and deferred stock
        awards                                                                       57800.00         57800.00
      Changes in assets and liabilities:
           Prepaid expenses and other assets                                        -11500.00         -2200.00
           Accrued interest receivable                                                 800.00        -53350.00
           Income taxes payable                                                       7550.00
           Accrued dividends payable                                                 -2050.00             --
           Accrued expenses and other liabilities                                    52750.00         55800.00
                                                                             ---------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                             790600.00        658650.00
                                                                             ---------------------------------
Cash Flows From Investing Activities

   Net decrease  in loans receivable                                              -7254000.00      -3366300.00
   Purchase of available for sale investment securities                             -10300.00      -1500000.00
   Maturity of available for sale investment securities                             500000.00       1000000.00
   Purchase of property and equipment                                                -7200.00         -8000.00
                                                                             ---------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                               -6771500.00      -3874300.00
                                                                             ---------------------------------
Cash Flows From Financing Activities
   Net increase  in deposits                                                       3272600.00        230850.00
   Principal payments on ESOP debt                                                  -29450.00        -29450.00
   Purchase of treasury stock                                                      -135100.00             --
   Dividends paid                                                                  -279500.00       -286000.00
                                                                             ---------------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  2828550.00        -84600.00
                                                                             ---------------------------------
              NET DECREASE IN CASH AND CASH EQUIVALENTS                           -3152350.00      -3300250.00
Cash and cash equivalents:
   Beginning                                                                       6501050.00      15311350.00
                                                                             ---------------------------------
   Ending                                                                    $     3348700.00    $ 12011100.00
                                                                             =================================



See Notes to Consolidated Financial Statements

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                                   2000              1999
----------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
   Cash payments of interest                                                 $     1499400.00    $   1562900.00
                                                                             ==================================
   Cash payments of taxes                                                    $      389100.00    $    349300.00
                                                                             ==================================
Supplemental Disclosure of Noncash transactions:
   Fair value of ESOP shares in excess of unearned
      ESOP shares (charged) credited to retained earnings                    $       56650.00    $    -11750.00
                                                                             ==================================
   Change in unrealized gain (loss) on available for sale
      securities, net of tax effect                                          $      -85250.00    $     64900.00
                                                                             ==================================



See Notes to Consolidated Financial Statements.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NATURE OF BUSINESS

Wake Forest Bancshares, Inc. (the "Company") is located in Wake Forest, North Carolina and is the parent stock holding company of Wake Forest Federal Savings and Loan Association (the "Association" or "Wake Forest Federal"), it's only subsidiary. The Company conducts no business other than holding stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The Association's principal activities consist of obtaining savings deposits and providing mortgage credit to customers in its primary market area, the counties of Wake and Franklin, North Carolina. The Company and the Association's primary regulator is the Office of Thrift Supervision and its deposits are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC).

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

Members of the mutual holding company consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the mutual holding company for as long as it remains in mutual form. Initially, the mutual holding company's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. The mutual holding company has since received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The mutual holding company, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 54.1% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the Office of Thrift Supervision (the "OTS").

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at September 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. Because the Company was incorporated on May 7, 1999, the Company's financial results on or after that date are reported on a consolidated basis with the operating results of the Association, its wholly-owned subsidiary. Financial results reported prior to May 7, 1999 include only the activities of the Association. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2000.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 1999 Annual Report to Shareholders.

NOTE  4.    DIVIDENDS DECLARED

On March 20, 2000, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of March 31, 2000 and payable on April 10, 2000. The dividends declared were accrued and reported as dividends payable in the March 31, 2000 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5.     EARNINGS PER SHARE

Statement of Financial Accounting Standard No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2000 and 1999 is presented below.


THREE MONTHS ENDED MARCH 31:                                                 2000           1999
                                                                         ------------------------------
       Weighted average shares outstanding for Basic EPS                    1154357.00      1178013.00

       Plus incremental shares from assumed issuances of shares

          pursuant to stock option and stock award plans                       1715.00              --
                                                                         -----------------------------

       Weighted average shares outstanding for diluted EPS                  1156072.00      1178013.00
                                                                         =============================

SIX MONTHS ENDED MARCH 31:

       Weighted average shares outstanding for Basic EPS                    1156428.00      1176697.00
       Plus incremental shares from assumed issuances of shares
          pursuant to stock option and stock award plans                       2880.00          368.00
                                                                         -----------------------------
       Weighted average shares outstanding for diluted EPS                  1159308.00      1177065.00
                                                                         =============================


                          WAKE FOREST BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND SEPTEMBER 30, 1999:

Total assets increased by $3.5 million to $75.9 million at March 31, 2000 from $72.4 million at September 30, 1999. Total assets increased during the six months ended March 31, 2000 primarily due to an increase in deposits of approximately $3.3 million and internally generated earnings. An increase in net loans receivable of $7.2 million during the period from October 1, 1999 to March 31, 2000 was funded by utilizing the deposit growth as well as cash and cash equivalents, which decreased by $3.2 million during the six months ended March 31, 2000.

Net loans receivable increased by $7.2 million to $68.7 million at March 31, 2000 from $61.5 million at September 30, 1999. The increase occurred primarily due to continued strong demand for residential loans in and around Wake Forest. Assuming interest rates remain fairly stable or decline, management believes that its loan portfolio has potential for continued growth because the Association operates in lending markets that have had sustained consistent loan demand over the past several years. Wake Forest Federal is located in the town of Wake Forest, which is approximately 20 miles from Raleigh and the Research Triangle Park (the "Triangle"), areas which have grown substantially over the last decade. The current trend is for increased residential development in and around Wake Forest for individuals and families which work in the Triangle. However, there can be no assurances that such trends and loan demand can or will continue.

Investment securities decreased by $627,050 to $3.2 million at March 31, 2000 from $3.8 million at September 30, 1999. During the six months ended March 31, 2000, the Association received $500,000 in funds from maturing investments and purchased $10,300 in additional FHLB of Atlanta stock. The remaining decrease is attributable to a decrease in the unrealized appreciation of the Association's available for sale investment securities portfolio. Growth within the Association's investment portfolio has been limited due to consistent loan demand. The Association's investment portfolio consists of U.S. Agency securities, FHLMC common stock, and stock in the Federal Home Loan Bank of Atlanta.

Deposits increased by $3.3 million to $60.9 million at March 31, 2000 from $57.6 million at September 30, 1999. The increase is part of a relatively steady trend in deposit growth over the last few years caused primarily by economic growth in the area and competitive pricing. The Association's current policy of aggressively pricing certificates of deposit will likely result in continued deposit growth.

The Company had no borrowings outstanding during the quarter other than the loan incurred by its Employee Stock Ownership Plan (the "ESOP") for the purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the first six months of its fiscal year, the Association made principal payments totaling $29,450 plus interest on the ESOP note, reducing the outstanding balance of the note to $176,550 at March 31, 2000. The Association is committed to making retirement plan contributions sufficient to amortize the debt over its seven year term, and as such, has reported the debt on its balance sheet.

                          WAKE FOREST BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND SEPTEMBER 30, 1999 (CONTINUED):

The ESOP has a put option which requires that the Company repurchase its common stock from participants in the ESOP who are eligible to receive benefits under the terms of the plan and elect to receive cash in exchange for their common stock. The Company is required to reflect as a liability the maximum possible cash obligation to redeem the shares, which is the fair value of such shares, whether allocated or unallocated to the participants. The put option liability can be reduced by the unearned ESOP shares, the cost of shares not currently eligible for allocation to plan participants. The Company has recorded a net liability of $348,750 at March 31, 2000 for the ESOP put option.

On June 21, 1999, the Board of Directors of the Company approved the adoption of a stock repurchase program authorizing the Company to repurchase up to 60,793 shares or 5.00% of its outstanding common stock. The repurchases are to be made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At March 31, 2000 the Company had repurchased 35,400 shares of its common stock. The program continues until terminated by the Board of Directors. Retained earnings increased by $426,550 to $8.9 million at March 31, 2000 from $8.5 million at September 30, 1999. The increase is attributable to the Company's earnings during the six month period ended March 31, 2000, reduced by $279,500 in dividends declared during the same period, and a $56,650 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At March 31, 2000, the Company's regulatory capital amounted to $13.3 million, which as a percentage of adjusted total assets was 17.71%, and considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Association's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 0.00% and 0.48% at March 31, 2000 and September 30, 1999, respectively. At March 31, 2000, the Association had no other non-performing assets, such as foreclosed real estate or impaired investments. During the three and six month periods ended March 31, 2000 and 1999, the Association's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding. However, during the six months ended March 31, 2000, the Association charged off $26,182 against its loan loss allowance for a non-performing loan which was subsequently paid off during the period. Management believes that its general valuation loan loss allowance of $252,300 at March 31, 2000 is adequate to absorb inherent losses on existing loans that may become uncollectible.

                          WAKE FOREST BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999:

GENERAL. Net income for the three month period ended March 31, 2000 was $331,050 ($0.29 per share), or $32,550 more than the $298,500 ($0.26 per share) earned during the same period in 1999. Net income for the six month period ended March 31, 2000 of $649,400 ($0.56 per share) exceeded net income for the same period in 1999 of $584,300 ($0.50 per share) by $65,100. As discussed below, changes in net interest income between the comparable periods was primarily responsible for the increase in net income.

INTEREST INCOME. Interest income increased by $70,700 from $1,559,200 for the three months ended March 31, 1999 to $1,629,900 for the three months ended March 31, 2000. Interest income increased by $72,550 from $3,111,000 for the six months ended March 31, 1999 to $3,183,550 for the six months ended March 31, 2000. The increase was attributable primarily to an overall increase in the yield on interest-earning assets, which was 0.40% and 0.46% higher during the three and six month periods ended March 31, 2000, respectively, than the comparable periods in 1999. The increase in yield occurred because the Association had a higher percentage of outstanding loans in the overall mix of interest earning assets during the current six month period as compared to the same period in 1999. The Association's loan portfolio yield is considerably higher than the yield on its investment portfolio and other shorter-term liquid assets. The overall yield on interest earning assets was 8.32% and 8.41% for the three and six months ended March 31, 2000, respectively, as compared to 7.92% and 7.95% for the comparable periods in 1999.

INTEREST EXPENSE. Interest expense decreased by $10,700 from $759,150 for the three months ended March 31, 1999 to $748,450 for the three months ended March 31, 2000. Interest expense decreased by $83,300 from $1,570,400 for the six months ended March 31, 1999 to $1,487,100 for the six months ended March 31, 2000. The decrease in interest expense for the current quarter was primarily due to a slight decrease in the volume of interest bearing liabilities outstanding during the three months ended March 31, 2000 as compared to the same period in 1999. The decrease in interest expense for the six months ended March 31, 2000 as compared with the same period in 1999 was due to 0.10% decrease in the Association's cost of funds between the periods. The Association's cost of funds was 5.13% and 5.11% for the three months ended March 31, 2000 and 1999, respectively. The Association's cost of funds was 5.07% and 5.17% for the six months ended March 31, 2000 and 1999, respectively.

NET INTEREST INCOME. Net interest income increased by $81,400 from $800,050 for the three months ended March 31, 1999 to $881,450 for the three months ended March 31, 2000. Net interest income increased by $155,850 from $1,540,600 for the six months ended March 31, 1999 to $1,696,450 for the six months ended March 31, 2000. The increase in net interest income during the current periods as compared to prior periods resulted primarily from an increase in the volume of loans within the mix of interest earning assets coupled with a decline in the Association's cost of funds during the six months ended March 31, 2000 as compared to the same period last year.

                          WAKE FOREST BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES. The Association provided loan loss provisions of $8,000 and $15,500 for the current quarter and six month period ended March 31, 2000, respectively. No provisions for loan losses were made during the three and six month periods ended March 31, 1999. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. While Management uses the best information available to make the evaluations, future adjustments to the allowance may be necessary, if economic or other conditions differ substantially from the assumptions used.

The Association did not have any non-performing loans at March 31, 2000. At March 31, 1999, the Association had $131,219 in non-performing loans, or 0.22% of its total loans outstanding at such time. The Association charged off $8,909 and $26,182 against its loan loss allowance during the three and six month periods ended March 31, 2000, respectively, in connection with a non-performing loan that was subsequently paid off prior to March 31, 2000. The Association did not charge-off any loans during the three or six month periods ended March 31, 1999.

NONINTEREST EXPENSE. Noninterest expense increased by $27,000 to $352,650 for the three month period ended March 31, 2000 from $325,650 for the comparable quarter in 1999. Noninterest expense increased by $55,300 to $674,700 for the six month period ended March 31, 2000 from $619,400 for the six month period ended March 31, 1999. The only significant dollar increase in any category of noninterest expense occurred in area of compensation and related benefits, which increased from $180,350 and $340,900 during the three and six month periods ended March 31, 1999, respectively, to $217,900 and $409,150 for the three and six month periods ended March 31, 2000, respectively. The increase in compensation and benefits occurred due to the addition of two full time employees who were not employed for the entire six month period in 1999, and because of increases in the cost of health insurance coverage for the Company's employees. One of the additional employees was as a result of hiring a Chief Financial Officer who added depth and expertise to the Company's management structure.

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

During the six month period ended March 31, 2000, cash and cash equivalents, a significant source of liquidity, decreased by approximately $3.2 million. An increase in deposits of $3.3 million during the six month period ended March 31, 2000 provided a significant source of cash. In addition, proceeds from the Association's operations contributed $790,600 in cash during the period. Cash was utilized to fund loan originations, which net of repayments, increased by $7.2 during the six month period ended March 31, 2000. Net proceeds from maturing investments also amounted to $489,700 during the current six month period, and thus provided cash. Dividends paid to stockholders of $279,500 and repurchases of stock amounting to $135,100 represented additional uses of cash.

As a federally chartered savings association, Wake Forest Federal must maintain minimum liquidity requirements. The Association's liquidity ratio at March 31, 2000 was in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Association believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

The Company did not experience any Year 2000 related problems as a result of the changeover to the new millennium. Based upon testing and the occurrence of subsequent daily operations in January, 2000, the Company's systems reacted and continue to function in a normal fashion. While there are a few date sensitive time periods which will still require monitoring, such as December 31, 2000, management does not expect significant problems to occur.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Statements herein regarding estimated future revenue and expense levels and other matters may constitute forward-looking statements under the federal securities laws. Such statements are subject to certain risks and uncertainties including changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment. Undue reliance should not be placed on this information. These estimates are based on the current expectations of management, which may change in the future due to a large number of potential events, including unanticipated future developments.

WAKE FOREST BANCSHARES, INC.

Part II.  OTHER INFORMATION

        Item 1.   Legal Proceedings
                  The Company is not engaged in any legal proceedings at the present time other than legal proceedings within the normal course of business to enforce its security interest in a loan.

        Item 2.   Changes in Securities and Use of Proceeds
                  None

        Item 3.   Defaults Upon Senior Securities
                  None

        Item 4.   Submission of Matters to a Vote of  Security Holders
        On February 22, 2000, the annual meeting of stockholders was held to consider and vote upon the election of three directors of the Company and to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending September 30, 2000. All items were approved by the stockholders as shown below:

                 Vote concerning the election of directors of the Company:



                                                  For                 Against         Withheld            Total
                                        --------------------------------------------------------------------------
                 Anna Sumerlin                  1082420.00              0.00            1388.00        1083808.00
                 Paul Brixhoff                  1069320.00              0.00           14488.00        1083808.00
                 Harold Washington              1069320.00              0.00           14488.00        1083808.00

                 Vote  concerning  ratification  of  McGladrey & Pullen,  LLP  as  independent  auditors   for   the   year    ended
                 September 30, 2000:

                                                   For                Against         Abstained          Total
                                        --------------------------------------------------------------------------
                                                1082458.00              0.00            1350.00        1083808.00


        The foregoing matters are described in detail in the Company's proxy statement dated January 20, 2000 for the 2000 Annual Meeting of Stockholders.

        Item 5. Other Information None

        Item 6.   Exhibits and Reports on Form 8-K
                  a)    Exhibit 27.01 - Financial Data Schedule
                  b) No reports on Form 8-K were filed for the period covered by this report

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WAKE FOREST BANCSHARES, INC.

         Dated    May 5, 2000                         By: Anna O. Sumerlin
               ------------------                         ----------------
                                                          Anna O. Sumerlin
                                                          President and CEO

         Dated    May 5, 2000                         By: Robert C. White
               ------------------                         ---------------
                                                          Robert C. White
                                                          Vice President and CFO

20