Form 10QSB
period 2000-06-30
WAKE FOREST BANCSHARES INC
filed 2000-08-09
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended              June 30, 2000
                                         --------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------   -------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2000 there were issued and outstanding 1,171,062 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes____  No [X]

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                                                     Pages
                                                                                                                   -----
     Item 1.  Consolidated Financial Statements

     Consolidated Statements of Financial Condition at June 30, 2000 (unaudited) and September 30, 1999                  1

     Consolidated Statements of Income for the three months ended June 30, 2000 and June 30, 1999 (unaudited)            2

     Consolidated Statements of Income for the nine months ended June 30, 2000 and June 30, 1999 (unaudited)             3

     Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2000
       and June 30, 1999 (unaudited)                                                                                     4

     Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and June 30, 1999 (unaudited)     5 - 6

     Notes to consolidated financial statements (unaudited)                                                          7 - 9


     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                10 - 15



PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                         16
     Item 2.  Changes in Securities and Use of Proceeds                                                                 16
     Item 3.  Defaults upon Senior Securities                                                                           16
     Item 4.  Submission of Matters to a Vote of Security Holders                                                       16
     Item 5.  Other Information                                                                                         16
     Item 6.  Exhibits and Reports on Form 8-K                                                                          16


     Signatures                                                                                                         17

WAKE FOREST BANCSHARES, INC.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2000 AND SEPTEMBER 30, 1999

                                                                                JUNE 30,           SEPTEMBER 30,
ASSETS                                                                            2000                  1999
----------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
Cash and short term cash investments                                          $  8,129,800       $  6,501,050
Investment securities:

     Available for sale, at estimated market value                               2,840,150          3,527,750

     FHLB stock                                                                    290,700            280,400

Loans receivable, net                                                           69,259,850         61,467,300

Accrued interest receivable                                                        133,600            101,850

Property and equipment, net                                                        440,700            452,000

Prepaid expenses and other assets                                                   64,200             65,200

                                                                              ------------       ------------
           Total Assets                                                       $ 81,159,000       $ 72,395,550
                                                                              ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                      $ 66,024,400       $ 57,653,900
Accrued expenses and other liabilities                                             578,350            387,350

Dividends payable                                                                  140,900            143,700

Note payable- ESOP                                                                 161,850            206,000

Deferred income taxes                                                               70,750            160,800

Redeemable common stock held by the ESOP

     net of unearned ESOP shares                                                   327,400            375,950
                                                                              ------------       ------------
           Total liabilities                                                    67,303,650         58,927,700
                                                                              ------------       ------------
Stockholders' equity:

     Preferred stock, authorized 1,000,000 shares, none  issued
Common stock, par value $ .01, authorized 5,000,000 shares,
     issued 1,215,862 shares                                                        12,150             12,150

     Additional paid-in capital                                                  4,899,400          4,843,600

     Accumulated other comprehensive income                                        356,500            472,900

     Retained earnings, substantially restricted                                 9,155,300          8,490,850

     Less: Treasury stock acquired                                                (568,000)          (351,650)

                                                                              ------------       ------------
           Total stockholders' equity                                           13,855,350         13,467,850
                                                                              ------------       ------------
           Total liabilities and stockholders' equity                         $ 81,159,000       $ 72,395,550
                                                                              ============       ============



See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                2000             1999
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income:

     Loans                                                                    $1,655,650      $1,375,150
     Investment securities                                                        38,950          46,300

  Short-term cash investments                                                     84,100         115,950
                                                                              ----------      ----------
           Total interest income                                               1,778,700       1,537,400
                                                                              ----------      ----------
Interest expense:

     Interest on deposits                                                        867,500         726,050

     Interest on ESOP debt                                                         4,200           4,650

                                                                              ----------      ----------
           Total interest expense                                                871,700         730,700
                                                                              ----------      ----------
           Net interest income before provision for loan losses                  907,000         806,700

Provision for loan losses                                                          9,500               -

                                                                              ----------      ----------
           Net interest income after provision for loan losses                   897,500         806,700
                                                                              ----------      ----------
Noninterest income:

     Service charges and fees                                                     11,700           9,200

     Other                                                                           100             150

                                                                              ----------      ----------
                                                                                  11,800           9,350
                                                                              ----------      ----------
Noninterest expense:

     Compensation and benefits                                                   237,000         188,900

     Occupancy                                                                    11,050           7,250

     Federal insurance and operating assessments                                   9,200          15,100

     Data processing and outside service fees                                     24,750          27,250

     Other operating expense                                                      78,850          93,450
                                                                              ----------      ----------
                                                                                 360,850         331,950
                                                                              ----------      ----------
           Income before income taxes                                            548,450         484,100

Income taxes                                                                     207,700         185,250

                                                                              ----------      ----------
           Net income                                                         $  340,750      $  298,850
                                                                              ==========      ==========


Basic earnings per share                                                      $     0.30      $     0.25
                                                                              ==========      ==========
Diluted earnings per share                                                    $     0.30      $     0.25
                                                                              ==========      ==========
Dividends paid per share                                                      $     0.12      $     0.12
                                                                              ==========      ==========


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                 2000            1999
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income:

     Loans                                                                    $4,636,300      $4,065,650
     Investment securities                                                       127,150         120,350

     Short-term cash investments                                                 198,800         462,400

                                                                              ----------      ----------
           Total interest income                                               4,962,250       4,648,400
                                                                              ----------      ----------
     Interest expense:

     Interest on deposits                                                      2,346,100       2,286,300

     Interest on ESOP debt                                                        12,700          14,800

                                                                              ----------      ----------
           Total interest expense                                              2,358,800       2,301,100
                                                                              ----------      ----------
           Net interest income before provision for loan losses                2,603,450       2,347,300

Provision for loan losses                                                         25,000               -
                                                                              ----------      ----------
           Net interest income after provision for loan losses                 2,578,450       2,347,300
                                                                              ----------      ----------
Noninterest income:

     Service charges and fees                                                     33,400          25,400

     Other                                                                         2,900           3,250

                                                                              ----------      ----------
                                                                                  36,300          28,650
                                                                              ----------      ----------
Noninterest expense:

     Compensation and benefits                                                   646,150         529,800

     Occupancy                                                                    35,250          23,550

     Federal insurance and operating assessments                                  33,000          45,000

     Data processing and outside service fees                                     78,700          79,150

     Other operating expense                                                     242,450         273,850

                                                                              ----------      ----------
                                                                               1,035,550         951,350
                                                                              ----------      ----------
           Income before income taxes                                          1,579,200       1,424,600

Income taxes                                                                     589,050         541,450

                                                                              ----------      ----------
           Net income                                                         $  990,150      $  883,150
                                                                              ==========      ==========


Basic earnings per share                                                      $     0.86      $     0.75
                                                                              ==========      ==========
Diluted earnings per share                                                    $     0.86      $     0.75
                                                                              ==========      ==========
Dividends paid per share                                                      $     0.36      $     0.36
                                                                              ==========      ==========

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                              2000               1999
----------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000 and 1999

Net income                                                                    $ 340,750       $ 298,850
                                                                              ---------       ---------
Other comprehensive income, net of tax:

     Unrealized losses on securities:

     Unrealized holding losses arising during the period                        (31,150)         (8,050)

     Less: reclassification adjustment for gains included in

           net income                                                                            -               -

                                                                              ---------       ---------
     Other comprehensive income (loss)                                          (31,150)         (8,050)

                                                                              ---------       ---------
     Comprehensive income                                                     $ 309,600       $ 290,800
                                                                              ---------       ---------


Nine Months Ended June 30, 2000 and 1999



Net income                                                                    $ 990,150       $ 883,150
                                                                              ---------       ---------
Other comprehensive income, net of tax:

     Unrealized gains on securities:

     Unrealized holding gains (losses) arising during the period               (116,400)         56,850

     Less: reclassification adjustment for gains included in

           net income                                                                            -               -

                                                                              ---------       ---------
     Other comprehensive income (loss)                                         (116,400)         56,850
                                                                              ---------       ---------
     Comprehensive income                                                     $ 873,750       $ 940,000
                                                                              =========       =========


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------
Net income                                                                    $    990,150       $    883,150
     Adjustments to reconcile net income to net

     cash provided by operating activities:

     Depreciation                                                                   25,800             24,000

     Amortization of discounts/premiums on investment securities                      (100)                50

     Provision for loan losses                                                      25,000                  -

     Deferred income taxes                                                         (18,700)           (10,100)

     ESOP contribution expense charged to paid-in capital                           13,100              9,600

     Amortization of unearned ESOP shares and deferred stock

     awards                                                                         86,800             86,650

     Changes in assets and liabilities:

           Prepaid expenses and other assets                                         1,000            (16,400)

           Accrued interest receivable                                             (31,750)           (98,200)

           Accrued expenses and other liabilities                                  191,000            181,950

                                                                              ------------       ------------
Net cash provided by operating activities                                        1,282,300          1,060,700
                                                                              ------------       ------------
Cash Flows From Investing Activities

     Net increase  in loans receivable                                          (7,817,550)        (4,745,850)

     Purchase of available for sale investment securities                                     -         (2,250,000)

     Maturity of available for sale investment securities                          500,000          1,000,000

     Redemption (purchase) of FHLB stock                                           (10,300)            83,700

     Purchase of property and equipment                                            (14,500)           (22,100)

                                                                              ------------       ------------
           Net cash used in investing activities                                (7,342,350)        (5,934,250)
                                                                              ------------       ------------
Cash Flows From Financing Activities

     Net increase (decrease)  in deposits                                        8,370,500         (2,313,850)

     Principal payments on ESOP debt                                               (44,150)           (44,150)

     Purchase of treasury stock                                                   (216,350)                 -

     Dividends paid                                                               (421,200)          (429,250)

                                                                              ------------       ------------
           Net cash provided by (used in) financing activities                   7,688,800         (2,787,250)
                                                                              ------------       ------------
           Net increase (decrease) in cash and cash equivalents                  1,628,750         (7,660,800)

Cash and cash equivalents:

     Beginning                                                                   6,501,050         15,311,350

                                                                              ------------       ------------
Ending                                                                        $  8,129,800       $  7,650,550
                                                                              ============       ============

See Notes to Consolidated Financial Statements

WAKE FOREST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                              2000              1999
-----------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:

     Cash payments of interest                                            $ 2,362,850       $ 2,300,050
                                                                          ===========       ===========
     Cash payments of taxes                                               $   605,100       $   531,300
                                                                          ===========       ===========


Supplemental Disclosure of Noncash transactions:

     Change in fair value of ESOP shares (charged) credited to

     retained earnings in association with the ESOP put option            $    92,700       $    41,200
                                                                          ===========       ===========
     Change in unrealized gain (loss) on available for sale securities,
       net of tax effect                                                  $  (116,400)      $    56,850
                                                                          ===========       ===========


See Notes to Consolidated Financial Statements.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Wake Forest Bancshares, Inc. (the "Company") is located in Wake Forest, North Carolina and is the parent stock holding company of Wake Forest Federal Savings and Loan Association (the "Association" or "Wake Forest Federal"), it's only subsidiary. The Company conducts no business other than holding all of the stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The Association's principal activities consist of obtaining savings deposits and providing mortgage credit to customers in its primary market area, the counties of Wake and Franklin, North Carolina. The Company's and the Association's primary regulator is the Office of Thrift Supervision (OTS) and its deposits are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC).

ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. The MHC has since received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 54.1% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

The Company was formed on May 7, 1999 solely for the purpose of becoming a savings and loan holding company and had no prior operating history. The formation of the Company had no impact on the operations of the Association or the MHC. The Association continues to operate at the same location, with the same management, and subject to all the rights, obligations and liabilities of the Association which existed immediately prior to the formation of the Company. The Board of Directors of the Association capitalized the Company with $100,000. Future capitalization of the Company will depend upon dividends declared by the Association based on future earnings, or the raising of additional capital by the Company through a future issuance of securities, debt or by other means. The Board of Directors of the Company has no present plans or intentions with respect to any future issuance of securities or debt at this time.

The establishment of the Company was treated similar to a pooling of interests for accounting purposes. Therefore, the consolidated capitalization, assets, liabilities, income and expenses of the Company immediately following its formation will be substantially the same as those of the Association immediately prior to the formation, all of which will be shown on the Company's books at their historical recorded values.

                          Wake Forest Bancshares, Inc.
                   Notes to Consolidated Financial Statements


NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. Because the Company was incorporated on May 7, 1999, the Company's financial results on or after that date are reported on a consolidated basis with the operating results of the Association, its wholly-owned subsidiary. Financial results reported prior to May 7, 1999 include only the activities of the Association. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2000.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 1999 Annual Report to Stockholders.

NOTE  4.    DIVIDENDS DECLARED

On June 19, 2000, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of June 30, 2000 and payable on July 10, 2000. The dividends declared were accrued and reported as dividends payable in the June 30, 2000 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5.     EARNINGS PER SHARE

Statement of Financial Accounting Standard No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2000 and 1999 is presented below.


Three Months Ended June 30:                                                     2000           1999
                                                                              ---------      ---------
         Weighted average shares outstanding for Basic EPS                    1,149,946      1,180,558

         Plus incremental shares from assumed issuances of shares

           pursuant to stock option and stock award plans                             -              -
                                                                              ---------      ---------
         Weighted average shares outstanding for diluted EPS                  1,149,946      1,180,558
                                                                              =========      =========



Nine Months Ended June 30:


         Weighted average shares outstanding for Basic EPS                    1,154,275      1,177,984

         Plus incremental shares from assumed issuances of shares

           pursuant to stock option and stock award plans                           524              -
                                                                              ---------      ---------
         Weighted average shares outstanding for diluted EPS                  1,154,799      1,177,984
                                                                              =========      =========

                          WAKE FOREST BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND SEPTEMBER 30, 1999:

Total assets increased by $8.8 million to $81.2 million at June 30, 2000 from $72.4 million at September 30, 1999. Total assets increased during the nine months ended March 31, 2000 primarily due to an increase in deposits of approximately $8.4 million and internally generated earnings. An increase in net loans receivable of $7.8 million during the period from October 1, 1999 to June 30, 2000 was funded by utilizing the deposit growth. Deposit growth, which exceeded loan growth during the nine month period ended June 30, 2000, translated into an increase in cash and short term cash investments of $1.6 million during the same period.

Net loans receivable increased by $7.8 million to $69.3 million at June 30, 2000 from $61.5 million at September 30, 1999. The increase occurred primarily due to continued strong demand for residential loans in and around Wake Forest. Management believes that its loan portfolio has potential for continued growth because the Association operates in lending markets that have had sustained consistent loan demand over the past several years. Wake Forest Federal is located in the town of Wake Forest, which is approximately 20 miles from Raleigh and the Research Triangle Park (the "Triangle"), areas which have grown substantially over the last decade. The current trend is for increased residential development in and around Wake Forest for individuals and families which work in the Triangle. However, there can be no assurances that such trends and loan demand can or will continue. For example, loan demand during the current quarter was not as strong as that which occurred during the second quarter of this year, primarily due to rising interest rates.

Investment securities decreased by $677,300 to $3.1 million at June 30, 2000 from $3.8 million at September 30, 1999. During the nine months ended June 30, 2000, the Association received $500,000 from maturing investments and purchased $10,300 in additional FHLB stock. The remaining decrease is attributable to a decrease in the fair value of the Association's available for sale investment securities portfolio. Growth within the Association's investment portfolio has been limited due to consistent loan demand. The Association's investment portfolio consists of U.S. Agency securities, FHLMC common stock, and stock in the Federal Home Loan Bank.

Deposits increased by $8.4 million to $66.0 million at June 30, 2000 from $57.6 million at September 30, 1999. The increase is part of a relatively steady trend in deposit growth over the last few years caused primarily by economic growth in the area and competitive pricing. The Association's current policy is to aggressively price certificates of deposit to continue deposit growth. This policy will continue as long as loan demand remains strong.

The Company had no borrowings outstanding during the quarter other than the loan incurred by its Employee Stock Ownership Plan (the "ESOP") for the purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the first nine months of its fiscal year, the Association made principal payments totaling $44,150 plus interest on the ESOP note, reducing the outstanding balance of the note to $161,850 at June 30, 2000. The Association is committed to making retirement plan contributions sufficient to amortize the debt over its seven year term, and as such, has reported the debt on its balance sheet.

                          WAKE FOREST BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND SEPTEMBER 30, 1999 (CONTINUED):

The ESOP has a put option which requires that the Company repurchase its common stock from participants in the ESOP who are eligible to receive benefits under the terms of the plan and elect to receive cash in exchange for their common stock. The Company is required to reflect as a liability the maximum possible cash obligation to redeem the shares, which is the fair value of such shares, whether allocated or unallocated to the participants. The put option liability can be reduced by the unearned ESOP shares, the cost of shares not currently eligible for allocation to plan participants. The Company has recorded a net liability of $327,400 at June 30, 2000 for the ESOP put option.

On June 21, 1999, the Board of Directors of the Company approved the adoption of a stock repurchase program authorizing the Company to repurchase up to 60,793 shares or 5.00% of its outstanding common stock. The repurchases are to be made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At June 30, 2000 the Company had repurchased 41,800 shares of its common stock. The program continues until terminated by the Board of Directors. Retained earnings increased by $664,450 to $9.2 million at June 30, 2000 from $8.5 million at September 30, 1999. The increase is attributable to the Company's earnings during the nine month period ended June 30, 2000, reduced by $418,400 in dividends declared during the same period, and a $92,700 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At June 30, 2000, the Company's regulatory capital amounted to $13.5 million, which as a percentage of adjusted total assets was 16.75%, and considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Association's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 0.04% and 0.48% at June 30, 2000 and September 30, 1999, respectively. At June 30, 2000, the Association had no other non-performing assets, such as foreclosed real estate or impaired investments. During the three and nine month periods ended June 30, 2000 and 1999, the Association's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding. However, during the nine months ended June 30, 2000, the Association charged off $17,300 against its loan loss allowance for a non-performing loan which was subsequently paid off during the period. Management believes that its general valuation loan loss allowance of $270,700 at June 30, 2000 is adequate to absorb inherent losses on existing loans that may become uncollectible. The Association has not recorded any specific allowances for non-performing loans at June 30, 2000.

                          WAKE FOREST BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999:

GENERAL. Net income for the three month period ended June 30, 2000 was $340,750 ($0.30 per share), or $41,900 more than the $298,850 ($0.25 per share) earned during the same period in 1999. Net income for the nine month period ended June 30, 2000 of $990,150 ($0.86 per share) exceeded net income for the same period in 1999 of $883,150 ($0.75 per share) by $107,000. As discussed below, changes in net interest income between the comparable periods was primarily responsible for the increase in net income.

INTEREST INCOME. Interest income increased by $241,300 from $1,537,400 for the three months ended June 30, 1999 to $1,778,700 for the three months ended June 30, 2000. Interest income increased by $313,850 from $4,648,400 for the nine months ended June 30, 1999 to $4,962,250 for the nine months ended June 30, 2000. The increase was attributable primarily to an overall increase in the yield on interest-earning assets, which was 0.56% and 0.50% higher during the three and nine month periods ended June 30, 2000, respectively, than the comparable periods in 1999. An increase in the volume of interest earning assets of approximately $6.2 million during the current quarter over the same period a year earlier also contributed to the increase in interest income for the quarter. The increase in yield occurred primarily because the Association had a higher percentage of outstanding loans in the overall mix of interest earning assets during the current nine month period as compared to the same period in 1999. The Association's loan portfolio yield is considerably higher than the yield on its investment portfolio and other shorter-term liquid assets. The rise in general market rates during the past nine months also impacted the Association's yields. The overall yield on interest earning assets was 8.65% and 8.50% for the three and nine months ended June 30, 2000, respectively, as compared to 8.09% and 8.00% for the comparable periods in 1999.

INTEREST EXPENSE. Interest expense increased by $141,000 from $730,700 for the three months ended June 30, 1999 to $871,700 for the three months ended June 30, 2000. Interest expense increased by $57,700 from $2,301,100 for the nine months ended June 30, 1999 to $2,358,800 for the nine months ended June 30, 2000. The increase in interest expense for the current quarter was due to both a $6.4 million increase in the volume of interest bearing liabilities outstanding and a 0.59% increase in the Association's cost of funds during the three months ended June 30, 2000 as compared to the same period in 1999. The increase in interest expense for the nine months ended June 30, 2000 as compared with the same period in 1999 was due primarily to a 0.14% increase in the Association's cost of funds between the periods. The Association's cost of funds was 5.52% and 4.93% for the three months ended June 30, 2000 and 1999, respectively. The Association's cost of funds was 5.22% and 5.08% for the nine months ended June 30, 2000 and 1999, respectively.

NET INTEREST INCOME. Net interest income increased by $100,300 from $806,700 for the three months ended June 30, 1999 to $907,000 for the three months ended June 30, 2000. Net interest income increased by $256,150 from $2,347,300 for the nine months ended June 30, 1999 to $2,603,450 for the nine months ended June 30, 2000. The increase in net interest income during the current periods as compared to prior periods resulted primarily from an increase in the volume of interest earning assets coupled with a increase in the Association's yields during the three and nine months ended June 30, 2000 as compared to the same periods last year.

                          WAKE FOREST BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES. The Association provided loan loss provisions of $9,500 and $25,000 for the current quarter and nine month period ended June 30, 2000, respectively. No provisions for loan losses were made during the three and nine month periods ended June 30, 1999. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. While Management uses the best information available to make the evaluations, future adjustments to the allowance may be necessary, if economic or other conditions differ substantially from the assumptions used.

The Association had non-performing loans of $30,100 at June 30, 2000. At June 30, 1999, the Association had $111,900 in non-performing loans. The Association charged off $-0- and $17,300 against its loan loss allowance during the three and nine month periods ended June 30, 2000, respectively. The charge-off, which occurred during the first quarter of this year, was in connection with a non-performing loan that was paid off at the same time. The Association did not charge-off any loans during the three or nine month periods ended June 30, 1999.


NONINTEREST EXPENSE. Noninterest expense increased by $28,900 to $360,850 for the three month period ended June 30, 2000 from $331,950 for the comparable quarter in 1999. Noninterest expense increased by $84,200 to $1,035,550 for the nine month period ended June 30, 2000 from $951,350 for the nine month period ended June 30, 1999. The only significant dollar increase in any category of noninterest expense occurred in area of compensation and related benefits, which increased from $188,900 and $529,800 during the three and nine month periods ended June 30, 1999, respectively, to $237,000 and $646,150 for the three and nine month periods ended June 30, 2000, respectively. The increase in compensation and benefits occurred due to salary increases and an increase in certain employee benefits, primarily an increase in the cost of health insurance coverage for the Company's employees.

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

During the nine month period ended June 30, 2000, cash and short term cash investments, a significant source of liquidity, increased by approximately $1.6 million. An increase in deposits of $8.4 million during the nine month period ended June 30, 2000 provided a significant source of cash. In addition, proceeds from the Association's operations contributed $1.3 million in cash during the period. Cash was utilized to fund loan originations, which net of repayments, increased by $7.8 during the nine month period ended June 30, 2000. Net proceeds from maturing investments also amounted to $489,700 during the current nine month period, and thus provided cash. Dividends paid to stockholders of $421,200 and repurchases of the Company's common stock amounting to $216,350 represented additional uses of cash.

As a federally chartered savings association, Wake Forest Federal must maintain minimum liquidity requirements. The Association's liquidity ratio at June 30, 2000 was in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Association believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

                          WAKE FOREST BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (CONTINUED):

Monitoring and managing the Year 2000 project resulted in additional direct and indirect costs to the Company. Direct costs include charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs principally consist of the time devoted by existing employees to monitor software vendor progress, test enhanced software products and implement any necessary contingency plans. The Company incurred approximately $100,000 in direct and indirect costs on the Year 2000 project to date and estimates that any future costs will be immaterial. Both direct and indirect costs of addressing the Year 2000 problem were charged to earnings as incurred.

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

                                            Wake Forest Bancshares, Inc.

     Dated    August 1, 2000                By: Anna O. Sumerlin
           --------------------------           ----------------
                                                Anna O. Sumerlin
                                                President and CEO

     Dated    August 1, 2000                By: Robert C. White
           --------------------------           ---------------
                                                Robert C. White
                                                Vice President and CFO