Form 10KSB
period 2000-09-30
WAKE FOREST BANCSHARES INC
filed 2000-12-27
CIK 1085175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2000

                        Commission File Number 000-25999

                          WAKE FOREST BANCSHARES, INC.
                 (Name of small business issuer in its charter)


              UNITED STATES                        56-2131079
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. |X|

         The revenues for the issuer's fiscal year ended September 30, 2000 were $6,847,800.

         The issuer had 1,171,062 shares of common stock outstanding as of September 30, 2000. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the common stock as of December 7, 2000 was $5,738,800 and $6,148,700, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Annual Report to Stockholders for the year ended September 30, 2000 are incorporated by reference into Parts I and II of this Form 10-KSB.

         Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes  |_|  No  |X|

                                TABLE OF CONTENTS


PART I
         FORWARD-LOOKING STATEMENTS.............................................................................-1-
         ITEM 1.    DESCRIPTION OF BUSINESS.....................................................................-1-
         ITEM 2.    PROPERTIES.................................................................................-28-
         ITEM 3.    LEGAL PROCEEDINGS..........................................................................-28-
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................-28-

PART II
         ITEM 5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS....................................-28-
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS.......................................................-29-
         ITEM 7.    FINANCIAL STATEMENTS.......................................................................-29-
         ITEM 8.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE.......................................................................-29-

PART III
         ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                    WITH SECTION 16(A) OF THE EXCHANGE ACT.....................................................-29-
         ITEM 10.   EXECUTIVE COMPENSATION.....................................................................-29-
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................-29-
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................-29-
         ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K....................................................-30-

SIGNATURES

                                     PART I

FORWARD-LOOKING STATEMENTS

        This document, including information incorporated by reference, contains, and future filings by Wake Forest Bancshares, Inc. (the "Company") on Form 10-QSB and Form 8-K and future oral and written statements by the Company and its management may contain forward-looking statements about the Company and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders (attached to this document as Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

     o the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
     o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board ("FRB");
     o    inflation, interest rate, market and monetary fluctuations;
     o the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
     o the willingness of users to substitute our products and services for products and services of our competitors;
     o our success in gaining regulatory approval of our products and services, when required;
     o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
     o    the impact of technological changes;
     o    acquisitions;
     o    changes in consumer  spending and saving habits;  and
     o    our success at managing the risks involved in the foregoing.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Wake Forest Bancshares, Inc. is a federally-chartered stock holding company for Wake Forest Federal Savings & Loan Association (the "Association"), a federally chartered stock savings and loan association which conducts business from its one office located in Wake Forest, North Carolina. The office is located in Wake County, North Carolina. The Company was formed on May 7, 1999 pursuant to an Agreement and Plan of Reorganization whereby the Company exchanged its common stock for all outstanding common stock of the Association. The Company is a majority owned subsidiary of Wake Forest Bancorp, M.H.C., a federal mutual holding company (the "MHC"). The Association was founded in 1922 as a building and loan association. In 1982, the Association converted from a North Carolina chartered mutual savings and loan association to a federally chartered mutual savings and loan association. During fiscal year 1996, the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. The

Association is the Company's sole subsidiary. The Association's deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At September 30, 2000, the Company had total assets of $83.3 million, total deposits of $67.9 million and total stockholders' equity of $14.2 million.

         The Company conducts no business other than holding stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders.

         The primary focus of the Association is to provide financing for single family housing in its market area of northern Wake County and southern Franklin Counties. The Association has concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. To a lesser extent, the Association invests in commercial real estate, land, multifamily residential and savings account loans. The Association also invests its excess funds primarily in Federal Home Loan Bank stock, Federal Home Loan Mortgage Corporation ("FHLMC") stock, U.S. Treasury and Agency obligations, and other short term interest-bearing deposits. The Association's principal sources of funds are deposits and principal and interest payments on loans. The principal source of income is interest on loans and investment securities. The Association's principal expenses are interest paid on deposits and compensation and benefits.

         The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and interest expense on its interest-bearing liabilities, such as deposits. The Association also generates non-interest income such as service charges and other fees. The
Association's non-interest expenses primarily consist of compensation and benefits, occupancy expenses, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at September 30, 2000. See "Regulation -- Regulation of Federal Savings Association -- Capital Requirements."

         The Association is primarily engaged in the business of attracting retail deposits from the general public in the Association's marketing area, and investing those deposits, together with other sources of funds, primarily in loans secured by one- to four-family residential real estate for retention in its loan portfolio. For further details, see below under "Lending Activities."

REORGANIZATION

         On  October  23,  1995,  the  Board of  Directors  adopted  the Plan of
Reorganization from Mutual Savings and Loan Association to Mutual Holding Company, pursuant to which the Association (i) exchanged its federal mutual savings and loan association charter for a federal stock savings and loan association  charter  and (ii)  formed the MHC,  a  federally  chartered  mutual holding company which owned in excess of 50% of the common stock of the Association. In connection with the reorganization, the Association sold shares of its common stock to certain depositors of the Association and the Association's Employee Stock Ownership Plan ("ESOP"). The Association completed the reorganization on April 3, 1996.

         The Board of Directors of the Association approved an Agreement and Plan of Reorganization (the "Plan of Reorganization") on November 16, 1998. The Plan of Reorganization provided for the establishment of the Company as a stock holding company parent of the Association. The Company is majority owned (approximately 53%) by the MHC. The reorganization into the "two-tier" mutual holding company structure (the "Reorganization") was approved by the Association's stockholders at their annual meeting held on February 23, 1999 and by regulatory authorities on April 9, 1999. The formation of the Company was consummated on May 7, 1999.

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

         The Board of Directors of the Association initially capitalized the Company with $100,000. Future capitalization of the Company will depend upon dividends declared by the Association based on future earnings or the raising of additional capital by the Company through a future issuance of securities, debt or by other means. The Board of Directors of the Company has no present plans or intentions with respect to any future issuance of securities or debt at this time. Furthermore, as long as it is in existence, the MHC must own at least a majority of the Company's outstanding voting stock.

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

MARKET AREA AND COMPETITION

         The Association is a community-oriented savings institution which primarily gathers deposits and originates one- to four-family residential mortgage loans and construction loans within its market area. The Association's market area for deposit gathering and lending is concentrated in northern Wake County and southern Franklin Counties, North Carolina.

         The Association's market area has benefitted from its close proximity to the "Research Triangle Park" which includes the cities of Chapel Hill, Durham and Raleigh. The commuting distance from the Research Triangle Park to the town of Wake Forest is approximately 20 miles. While most of the commercial development within the Research Triangle Park has been in Durham County, most of the residential development for the employees of the Research Triangle Park has taken place in Wake County. Northern Wake County is expected to benefit from the continued expansion of this area.

         Currently, employment within the region varies, from a more high tech and service-oriented industry near the Research Triangle Park to a more agricultural/manufacturing base further away from the Research Triangle Park. The largest employers in the northern Wake County area include Weavexx, and Mallinckrodt. Proximity to the Research Triangle Park, to Raleigh-Durham International Airport and to the City of Raleigh, the state capital, should result in the future growth in the Association's market area.

         The population of the Association's market area grew rapidly during the 1990's and is expected to continue its growth over the next five years. Based on information provided by the Economic Development Program of the Wake Forest Chamber of Commerce, the town of Wake Forest's population was 5,851 in 1990 and doubled in size to 11,750 during 2000. This data also provides that the current population within a five mile radius of Wake Forest is 24,482 and is expected to grow by approximately 20% over the next five years. Residential owner-occupied households totaled 6,820 within a five mile radius of Wake Forest and are expected to increase by approximately 22% over the next five years.

         The Association faces substantial competition for both the deposits it accepts and the loans it makes. Located within the Wake Forest area are branch offices of six other depository institutions, all six of which are commercial banks. The Association also encounters significant competition for deposits from commercial banks, savings banks, savings and loan associations and credit unions located in the Raleigh-Durham area. Due to the Association's size relative to its competitors, the Association offers a more limited product line, with an emphasis on product delivery and customer service. The Association competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. The Association, as well as its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities' actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than the Association, but which have not generally engaged in lending activities in the Association's market area in the past. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "--Regulation."

LENDING ACTIVITIES

         Loan Portfolio Composition. The Association's loan portfolio consists primarily of conventional one- to four-family first mortgage loans and construction loans. To a lesser extent, the Association also makes multi- family residential loans, commercial real estate loans, land loans, and loans secured by savings accounts at the Association.

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



                                                                                      AT SEPTEMBER 30,
                                                                  -----------------------------------------------------
                                                                            2000                          1999
                                                                  ------------------------      -----------------------
                                                                                   % OF                          % OF
                                                                    AMOUNT         TOTAL          AMOUNT         TOTAL
                                                                  ----------     ---------      ----------      -------
                                                                                   (DOLLARS IN THOUSANDS)
Type of loans:
   One- to four-family residential .........................        $27,073         37.31%        $24,394         39.71%
   Multi-family residential ................................            187          0.26             184          0.30
   Commercial real estate ..................................         10,595         14.60           8,460         13.76
   Land ....................................................          6,342          8.74           8,232         13.39
   Commercial Construction .................................          3,933          5.42           2,351          3.82
   Residential Construction ................................         26,859         37.01          24,693         40.17
   Equity Line Mortgages ...................................          3,338          4.60           3,107          5.05
   Lines of Credit .........................................          5,786          7.97           2,719          4.42
   Savings Account .........................................            644          0.89             222          0.36
                                                                    -------        ------         -------        ------
Total loans ................................................         84,757        116.80          74,362        120.98
                                                                    -------        ------         -------        ------

Less:
   Deferred loan fees ......................................            204          0.28             172          0.28
   Undisbursed portion of loans in process .................         11,709         16.14          12,460         20.27
   Allowance for loan losses ...............................            280          0.38             263          0.43
                                                                    -------        ------         -------        ------
                                                                     12,193         16.80          12,895         20.98
                                                                    -------        ------         -------        ------
Total loans receivable, net ................................        $72,564        100.00%        $61,467        100.00%
                                                                    =======        ======         =======        ======

         Loan Maturity. The following table shows the contractual maturity of the Association's loans at September 30, 2000. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $36.4 million and $45.8 million for the years ended September 30, 2000 and 1999, respectively.

                                                                      AT SEPTEMBER 30, 2000
                             -------------------------------------------------------------------------------------------------------
                             RESIDENTIAL      RESIDENTIAL
                                1 TO 4-          MULTI-        COMMERCIAL                        COMMERCIAL         RESIDENTIAL
                                FAMILY           FAMILY        REAL ESTATE          LAND        CONSTRUCTION(1)   CONSTRUCTION(1)
                             -----------      -----------      ----------         --------      ---------------   ---------------
                                                                      (DOLLARS IN THOUSANDS)
Contractual maturity:
One year or less               $  3,541         $     --         $     --         $  1,267          $  3,138          $ 26,859
                               --------         --------         --------         --------          --------          --------
After one year:
  1 year to 3 years              17,258               --               58               81                --                --
  3 years to 5 years              4,273               --               45               31                --                --
  5 years to 10 years               964               --            1,128            4,528                --                --
  10 years to 20 years            1,037               --            7,800              435               795                --
  Over 20 years                      --              187            1,564               --                --                --
                               --------         --------         --------         --------          --------          --------
  Total after one year           25,532              187           10,595            5,075               795                --
                               --------         --------         --------         --------          --------          --------
Total amount due                 27,073              187           10,595            6,342             3,933            26,859
Less undisbursed loans               --               --               --             (169)           (2,024)           (9,516)
                               --------         --------         --------         --------          --------          --------
Net loans outstanding          $ 27,073         $    187         $ 10,595         $  6,173          $  1,909          $ 17,343
                               ========         ========         ========         ========          ========          ========

                                                  AT SEPTEMBER 30, 2000
                             ---------------------------------------------------------------
                                 EQUITY                            SAVINGS
                                  LINE            LINES OF         ACCOUNT
                                MORTGAGES          CREDIT           LOANS             TOTAL
                                ---------         --------         --------         --------

Contractual maturity:
One year or less                 $     --         $  5,786         $    171         $ 40,762
                                 --------         --------         --------         --------
After one year:
  1 year to 3 years                    --               --              456           17,853
  3 years to 5 years                   --               --               17            4,366
  5 years to 10 years                  --               --               --            6,620
  10 years to 20 years              3,338               --               --           13,405
  Over 20 years                        --               --               --            1,751
                                 --------         --------         --------         --------
  Total after one year              3,338               --              473           43,995
                                 --------         --------         --------         --------
Total amount due                    3,338            5,786              644           84,757
Less undisbursed loans                 --               --               --          (11,709)
                                 --------         --------         --------         --------
Net loans outstanding            $  3,338         $  5,786         $    644         $ 73,048
                                 ========         ========         ========         ========

------------------------
(1)      Net of undisbursed loans in process. Certain construction loans which mature in periods beyond one year are lines of credit to contractors, the purpose of which is to provide for construction related funds.


         The following table sets forth the dollar amounts in each loan category at September 30, 2000 that are contractually due after September 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                                 DUE AFTER SEPTEMBER 30, 2001
                                                                    -------------------------------------------------------
                                                                      FIXED RATES        ADJUSTABLE RATES          TOTAL
                                                                    ----------------  ------------------------  -----------
                                                                                     (DOLLARS IN THOUSANDS)
One- to four-family residential ..................................      $ 2,070               $21,462             $23,532
Multi-family residential .........................................          187                    --                 187
Commercial Real Estate ...........................................          634                 9,961              10,595
Land .............................................................          187                 4,888               5,075
Commercial Construction ..........................................           --                   795                 795
Residential Construction .........................................           --                    --                  --
Equity line mortgages ............................................           --                 3,338               3,338
Lines of credit ..................................................           --                    --                  --
Savings account loans ............................................          473                    --                 473
                                                                        -------               -------             -------
Total ............................................................      $ 3,551               $40,444             $43,995
                                                                        =======               =======             =======


         Origination, Purchase, Sale and Servicing of Loans. The Association's lending activities are conducted through its office in Wake Forest, North Carolina. The Association originates both adjustable-rate mortgage loans and fixed-rate mortgage loans. Adjustable-rate mortgage loans and fixed-rate mortgage loans carry maximum maturities of 30 years and 15 years, respectively. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. The Association currently holds for its portfolio all loans it originates and, from time to time, purchases participations in mortgage loans originated by other institutions or affordable housing consortiums. The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Association's underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. The Association has no current plans to sell loans it originates. The Association does not service loans for others and has no current plans to begin such activities.

         One- to Four-Family Mortgage Lending. The Association offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to 15 years and 30 years, respectively, which are secured by one- to four- family residences, which generally are owner-occupied. Substantially all such loans are secured by property located in northern Wake County and southern Franklin Counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities. See "--Origination, Purchase, Sale and Servicing of Loans."

         At September 30, 2000, the Association's total loans were $72.6 million, of which $27.1 million, or 37.31% were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 7.75%, or $2.1 million, were fixed-rate loans and 92.25%, or $25.0 million, were adjustable-rate loans. The Association offers three to five year balloon loans, which are either called or modified based on the Association's interest rates currently in effect at the balloon date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the balloon date and the rate is adjusted to the Association's current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations throughout this document, such loans are considered to be adjustable. Such loans involve risks similar to more traditional adjustable rate loans because the Association modifies the loan documents at the end of the three and five year terms to adjust for rates currently offered by the Association for similar loans being originated on such dates. The loans are not generally underwritten again at modification unless the Association is aware of collateral or ability-to-pay issues.

         In view of its operating strategy, the Association adheres to its Board approved underwriting guidelines for loan origination, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. As a result, such underwriting guidelines in certain lending situations are less rigid than comparable Federal National Mortgage Association ("Fannie Mae") or FHLMC underwriting guidelines. The Association's loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as the Fannie Mae or the FHLMC. The Association, however, has no intention to sell loans in the secondary market. The Association's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses.

         Construction Lending. The Association originates loans for construction to local real estate contractors in its market area, generally with whom it has an established relationship and to individuals for construction of one- to four-family residences. The Association's construction loans primarily have been made to finance the construction of one- to four-family residential properties which are generally owner-occupied. These loans are generally fixed-rate loans with maturities of six months with an automatic six month renewal. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property or the cost of construction, whichever is less, for construction of one- to four-family residences. All construction loans are subject to the limitation on loans-to-one-borrower and the Association considers the location of the proposed construction in order to avoid over-concentration in a single area. Prior to making a commitment to fund a construction loan, the Association requires an independent appraisal of the property by a state-certified appraiser if the requested amount exceeds $125,000. The Association's Chairman of the Board generally inspects each project at the commencement of construction and throughout the term of the construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant based upon a percentage of completion. At September 30, 2000, the Association had $17.3 million (net of undisbursed loan funds of $9.5 million) of residential construction loans which amounted to 23.90% of the Association's net loans outstanding. The largest residential construction loan in the Association's portfolio at September 30, 2000 was $1.0 million, is secured by a single family residence under construction and is performing according to its terms.

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

         The Association also originates construction loans on commercial properties. The underwriting requirements are similar to those required for construction loans on residential properties. However, the loan to value may not exceed 75% of the property's appraised value, certain debt service and income ratios are considered, and financial projections and business plans are reviewed. At September 30, 2000, the Association had $1.9 million (net of undisbursed loan funds of $2.0 million) of commercial construction loans which amounted to 2.63% of the Association's net loans outstanding. The largest commercial construction loan in the Association's portfolio at September 30, 2000 was $1.8 million, is secured by an area church property and is performing according to its terms.

         Construction loans are generally considered to involve a higher degree of credit risk than one- to four- family residential mortgage loans because circumstances outside the borrower's control may adversely affect the market value of the property. The Association has attempted to minimize these risks by, among other things, limiting the extent of its construction lending as a proportion of lending and by limiting its construction lending to primarily residential properties. In addition, the Association has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Association will do business to its existing market and by working with builders with whom it has established relationships. It is also the Association's general policy to obtain personal guarantees from the principal of its corporate borrowers on its construction loans.

         Commercial Real Estate Mortgage Lending. The Association originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings, located in the Association's market area as well as a significant number of church loans. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property and (ii) the Association's current loans-to-one-borrower limit. These loans are generally originated as three or five year balloon loans with amortization periods of up to 20 years. The Association's underwriting standards and procedures for these loans are similar to those applicable to its construction lending, whereby the Association considers factors such as the borrower's expertise, credit history and profitability. At September 30, 2000, the Association's commercial real estate mortgage portfolio was $10.6 million, or 14.60% of total loans outstanding. The largest commercial real estate loan in the Association's portfolio at September 30, 2000 was $1.5 million and is secured by a local church property.

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

         Equity Lines and Commercial Lines of Credit. The Association originates equity line loans on one- to four- residential properties and line of credit loans on commercial real estate. The Association's underwriting policies require that equity line loans on one-to four- residential properties be secured by real estate where the Association may or may not have the first mortgage on the property. The equity line loans on one-to four- residential properties may be made in amounts up to 80% of the appraised value or adjusted tax value of the property, and take into consideration any outstanding first mortgage liens in determining the loan-to-value ratio. Equity line loans are originated at prime plus 1% and adjust for changes in prime thereafter on the first day of the month following a change in prime. The terms on the equity line loans on one- to four-residential properties are for a period of 15 years. At September 30, 2000, the Association's equity line portfolio was $3.3 million, or 4.60% of total loans outstanding.

         The risks associated with equity line loans on one- to four-residential properties are generally similar to the risks associated with other forms of single-family residential lending due to the loan-to value limits placed on such loans. The lines are revolving and may or may not be fully disbursed at any given time.

         The Association's underwriting policies require that commercial lines of credit be secured by commercial real estate where the Association has a first mortgage position. Commercial lines of credit are made in amounts up to 75% of the appraised value of developed commercial real estate or 65% of the appraised value of undeveloped land. Commercial lines of credit are made with terms of between 3 and 10 years at prime plus 1%, with adjustments to prime made on the first day of the month following a change in prime. At September 30, 2000, the Association's commercial line of credit portfolio was $5.8 million, or 7.97% of total loans outstanding.

         The risks associated with lines of credit on commercial real estate is substantially the same as the risks described above on the Association's other forms of commercial real estate lending.

         Other Mortgage Lending. The Association also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for speculative purposes and a minor amount of farm land. Multi-family loans generally consist of residential properties with more than four units, typically apartment complexes, in which the Association has a participating interest through an affordable housing consortium. The Association does not solicit such loans which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers or to fulfill commitments to affordable housing consortiums. At September 30, 2000, the Association's total land loan portfolio was $6.3 million or 8.74% of total loans and its multi-family loan portfolio was $187,000 or 0.26% of total loans.

         The Association requires appraisals of all properties securing multi-family residential loans. Appraisals are performed by an independent appraiser designated by the Association, all of which are reviewed by management. The Association considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

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

         Savings Account Loans. The Association offers loans secured by savings accounts at the Association. Interest rates charged on such loans are set at competitive rates, taking into consideration the amount and term of the loan and are available in amounts up to 95% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Association's Board of Directors. At September 30, 2000, the Association's savings account loan portfolio totaled $644,000 or 0.89% of total loans outstanding.

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Association and reviews properties offered as security. The Board of Directors has established the following lending authority: the lending officers may approve loans in amounts up to $500,000 while loans above $500,000 require Board approval. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board ratifies all loans on a monthly basis.

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

         The Association, as part of its loan review process, including the decision whether to place a loan on nonaccrual status, attempts to determine the underlying cause of the borrower's delinquency and ability to repay the loan. The Association has been able to take this approach because it is a relatively small institution and its problem loans have been historically insignificant as a percentage of the Association's total loan portfolio. As the Association grows, it may be necessary for the Association to take a more rigid approach and automatically place loans on non-accrual status upon becoming 90 days or more past due and evaluate only those loans that trigger certain mechanisms that might indicate that an exception is warranted. However, management believes that its current approach keeps it better informed as to the progress of a problem loan and its underlying difficulties and that its non-accrual policy results in an accurate depiction of loans that are collectible or likely to result in a loss. There can be no assurances that the Association will be able to maintain its problem loans at or below historical levels.

         Non-Accrual and Other Past Due Loans. The following table sets forth information regarding non- accrual loans, other past due loans and REO. There were no troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates presented below.



                                                                                           AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                        -------------------------------------------
                                                                                                 2000                    1999
                                                                                        -------------------       -----------------
                                                                                                    (DOLLARS IN THOUSANDS)
Non-accrual loans: ...................................................................          $    --                $    --
Accruing loans past due 90 days or more:
        Single family, One- to four-family residential ...............................          $    --                    294
                                                                                                -------                -------
Total non-performing loans ...........................................................          $    --                $   294
                                                                                                =======                =======
Allowance for loan losses ............................................................          $   280                $   263
                                                                                                =======                =======
Real estate owned, net ...............................................................          $    --                $    --
                                                                                                =======                =======
Ratios:
    Non-accrual loans to total loans .................................................             0.00%                  0.00%
    Non-performing loans to total loans ..............................................             0.00%                  0.48%
    Non-performing loans and real estate owned to
      total assets ...................................................................             0.00%                  0.41%
    Allowance for loan losses to:
      Non-accrual loans ..............................................................             0.00%                  0.00%
      Non-performing loans ...........................................................             0.00%                 89.51%
      Total loans ....................................................................             0.38%                  0.42%
Contractual interest income that would have been
  recognized on non-accrual loans ....................................................          $    --                $    --
Actual interest income recognized ....................................................               --                     --
                                                                                                -------                -------
Interest income not recognized .......................................................          $    --                $    --
                                                                                                =======                =======


         Classified Assets. Federal regulations and the Association's Classification of Assets Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "Special Mention," "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

         When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for loan losses in an amount deemed prudent by management. Allowance for loan losses represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or proportions thereof, as "Loss," it is required either to establish a specific allowance for loan losses equal to 100% of the amount of the asset so classified or to charge off such amount.

         A savings institution's determination as to the classification of its assets and the amount of its allowance for loan losses is subject to review by the OTS which can order the establishment of additional allowances. The OTS, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Association believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Association's loan portfolio as part of a future regulatory examination, will not request the Association to materially increase its allowance for loan losses, thereby negatively affecting the Association's financial condition and earnings at that time. Although management believes that adequate allowance for loan losses have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific or allowance for loan losses may become necessary.

         The Association's management reviews and classifies the Association's assets quarterly and reports the results to the Association's Board of Directors on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. The Association had no assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2000. The Association had $293,800 of assets classified as Substandard and no assets classified as Special Mention, Doubtful or Loss at September 30, 1999.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies. At September 30, 2000, the Association's allowance for loan losses was $280,000, or 0.38% of total loans, as compared to $263,000 or 0.43%, at September 30, 1999. The Association had non-performing loans of $0 and $293,800 at September 30, 2000 and September 30, 1999, respectively. The Association's level of nonperforming loans has historically been low. The Association provided $34,250 in additional loan loss provisions during 2000. During the current year, the Association charged off $17,300 against its loan loss allowance for a non-performing loan which was subsequently paid off during the period. The Association's management determined that its loan loss allowances were adequate during 1999 and, accordingly, no additional provisions were provided in 1999. There were no loans charged off against the allowances during 1999. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         Real Estate Owned. Property acquired by the Association as a result of foreclosure on a mortgage loan is classified as real estate owned and is initially recorded at the fair value of the property at the date of acquisition, establishing a new cost basis with any resulting writedown charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established if the cost of a property exceeds its current fair value less estimated sales costs. The Association obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Association will generally reassess the value of real estate owned at least quarterly thereafter. The policy for loans secured by real estate, which comprise the bulk of the Association's portfolio, is to establish loss reserves in accordance with the Association's asset classification process, based on GAAP. At September 30, 2000, the Association held no real estate owned.

         The following table sets forth activity in the Association's allowance for loan losses and the allowance for losses on real estate owned at or for the periods indicated.


                                                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                            ----------------------------------------
                                                                                                   2000                   1999
                                                                                            -----------------       ----------------
                                                                                                         (IN THOUSANDS)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year ...........................................................           $ 263                  $ 263
Provision for loan losses ..............................................................              34                     --
Charge-offs ............................................................................             (17)                    --
Recoveries .............................................................................              --                     --
                                                                                                   -----                  -----
Balance at end of year .................................................................           $ 280                  $ 263
                                                                                                   =====                  =====
Ratio of net charge-offs to average loans outstanding ..................................            0.03%                    --
                                                                                                   =====                  =====
ALLOWANCE FOR LOSSES ON REAL ESTATE OWNED:
Balance at beginning of year ...........................................................           $  --                  $  --
Provision for losses ...................................................................              --                     --
Recoveries .............................................................................              --                     --
Charge-offs ............................................................................              --                     --
                                                                                                   -----                  -----
Balance at end of year .................................................................           $  --                  $  --
                                                                                                   =====                  =====


         Accrued interest receivable on accruing loans past due by 90 days or more amounted to $0 and $28,300 at September 30, 2000 and 1999, respectively. Accordingly, if the Association had placed all such loans on non- accrual status at those dates, interest income for the fiscal years ended September 30, 2000 and 1999 would have decreased by $0 and $12,800, respectively.

         The following table sets forth the Association's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.


                                                                                    AT SEPTEMBER 30,
                                                    --------------------------------------------------------------------------------
                                                                    2000                                     1999
                                                    --------------------------------------    --------------------------------------
                                                                                PERCENT OF                                PERCENT OF
                                                                                 LOANS IN                                  LOANS IN
                                                                 PERCENT OF        EACH                   PERCENT OF        EACH
                                                                 ALLOWANCE       CATEGORY                  ALLOWANCE       CATEGORY
                                                    ALLOWANCE     TO TOTAL       TO TOTAL     ALLOWANCE    TO TOTAL        TO TOTAL
                                                      AMOUNT     ALLOWANCE        LOANS         AMOUNT     ALLOWANCE        LOANS
                                                    ---------    ---------       --------     ---------    ---------       --------
                                                                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four- family residential .............       $ 36         12.86%         31.94%        $ 35         13.31%         32.80%
  Multi-family residential .....................          2          0.71           0.22            3          1.14           0.24
  Commercial real estate .......................         65         23.21          12.50           55         20.91          11.38
  Land .........................................         30         10.71           7.48           37         14.07          11.07
  Commercial construction ......................         12          4.29           4.64           10          3.80           3.16
  Residential construction .....................        120         42.86          31.69          113         42.97          33.21
  Equity line mortgages ........................          5          1.79           3.94            5          1.90           4.18
  Lines of Credit ..............................         10          3.57           6.83            5          1.90           3.66
                                                       ----        ------         ------         ----        ------         ------
Total mortgage loans ...........................        280        100.00          99.24          263        100.00          99.70
Savings account loans ..........................         --            --           0.76           --            --           0.30
                                                       ----        ------         ------         ----        ------         ------
Total allowance for loan losses ................       $280        100.00%        100.00%        $263        100.00%        100.00%
                                                       ====        ======         ======         ====        ======         ======

INVESTMENT ACTIVITIES

         The Association's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies, certificates of deposit of insured banks and savings institutions, federal funds, and overnight deposits at the Federal Home Loan Bank. At September 30, 2000, the Association held: FHLMC stock with an amortized cost of $15,200 and a current market value of $838,150 and Federal Home Loan Bank stock with a cost and market value of $290,700. At September 30, 2000, the Association held $9.6 million in investments, including short-term interest earning deposits.

         The  following   table  sets  forth   activity  in  the   Association's
investments portfolio for the periods indicated:


                                                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                          --------------------------------
                                                                                            2000                  1999
                                                                                          ---------            ----------
                                                                                                  (IN THOUSANDS)
Amortized cost at beginning of period ........................................            $  8,872              $ 16,758
Purchases/(Maturities or Sales), net .........................................                 (66)               (7,885)
Premium and discount amortization, net .......................................                  --                    (1)
                                                                                          --------              --------
Amortized cost at end of period ..............................................               8,806                 8,872
Net unrealized gain(1) .......................................................                 801                   763
                                                                                          --------              --------
Total securities, net ........................................................            $  9,607              $  9,635
                                                                                          ========              ========

-------------------
(1) The net unrealized gain at September 30, 2000 and 1999 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Association's securities portfolio to the "Carrying Cost," as reflected in the Statements of Financial Condition.


         The following table sets forth the amortized cost and fair value of the Association's investments at the dates indicated.


                                                                                          AT SEPTEMBER 30,
                                                                     -------------------------------------------------------------
                                                                               2000                                1999
                                                                     ---------------------------       ---------------------------
                                                                     AMORTIZED                         AMORTIZED
                                                                        COST          FAIR VALUE          COST          FAIR VALUE
                                                                     ---------        ----------       ---------        ----------
                                                                                            (IN THOUSANDS)
Federal Home Loan Bank Overnight Deposits ......................       $6,250           $6,250           $5,827           $5,827
U.S. Treasury Obligations ......................................        2,250            2,228            2,750            2,722
Equity securities(1) ...........................................           15              838               15              806
Federal Home Loan Bank Stock ...................................          291              291              280              280
                                                                       ------           ------           ------           ------
Total Investments, net(2) ......................................       $8,806           $9,607           $8,872           $9,635
                                                                       ======           ======           ======           ======

-------------------
(1)      Equity securities consist of FHLMC common stock.
(2)      The difference between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2000 and 1999 on available for sale securities in accordance with SFAS No. 115.


         The following table sets forth the amortized cost and fair value of the Association's investments, by accounting classification and by type of security, at the dates indicated.


                                                                                          AT SEPTEMBER 30,
                                                                     -------------------------------------------------------------
                                                                               2000                               1999
                                                                     ---------------------------       ---------------------------
                                                                     AMORTIZED                         AMORTIZED
                                                                        COST          FAIR VALUE          COST          FAIR VALUE
                                                                     ---------        ----------       ---------        ----------
                                                                                            (IN THOUSANDS)
Held to Maturity:
   Debt securities .............................................       $   --           $   --           $   --           $   --
                                                                       ------           ------           ------           ------
      Total held to maturity ...................................           --               --               --               --
                                                                       ------           ------           ------           ------

Available-for-Sale:
   Debt securities .............................................        2,250            2,228            2,750            2,722
   Equity securities ...........................................           15              838               15              806
                                                                       ------           ------           ------           ------
      Total available-for-sale .................................        2,265            3,066            2,765            3,528
                                                                       ------           ------           ------           ------

Federal Home Loan Bank Overnight deposits ......................        6,250            6,250            5,827            5,827
                                                                       ------           ------           ------           ------
Federal Home Loan Bank Stock ...................................          291              291              280              280
                                                                       ------           ------           ------           ------

      Total Investments, net(1) ................................       $8,806           $9,607           $8,872           $9,635
                                                                       ======           ======           ======           ======

---------------
(1)      The difference  between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2000 and 1999 on available for sale securities in accordance with SFAS No. 115.



         The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Association's debt securities at September 30, 2000, by remaining period to contractual maturity.


                                                                              AT SEPTEMBER 30, 2000
                                                           -------------------------------------------------------------------------
                                                                    HELD-TO-MATURITY                      AVAILABLE FOR SALE
                                                           --------------------------------     ------------------------------------
                                                                                   WEIGHTED                                WEIGHTED
                                                           AMORTIZED      FAIR      AVERAGE     AMORTIZED      FAIR         AVERAGE
                                                             COST         VALUE      YIELD        COST         VALUE         YIELD
                                                           ---------    --------    -------     ---------      -----        --------
                                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury:
   Due within 1 year ................................        $  --        $  --         --%      $1,500        $1,485          5.34%
   Due after 1 year but within 5 years ..............           --           --         --          750           743          5.65
   Due after 5 years but within 10 years ............           --           --         --           --            --            --
   Due after 10 years ...............................           --           --         --           --            --            --
                                                             -----        -----      -----       ------        ------        ------
      Total .........................................           --           --         --        2,250         2,228            --
Equity Securities ...................................           --           --         --           15           838            --
Federal Home Loan Bank stock ........................                        --         --          291           291
Federal Home Loan Bank deposits .....................           --           --         --        6,250         6,250            --
                                                             -----        -----      -----       ------        ------        ------

      Total .........................................        $  --        $  --        --%       $8,806        $9,607          5.44%
                                                             =====        =====      =====       ======        ======        ======

SOURCES OF FUNDS

         General.  Deposits,  loan and security  repayments and  prepayments and
cash  flows   generated  from   operations  are  the  primary   sources  of  the
Association's funds for use in lending and for other general purposes.

         Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of regular (passbook) savings accounts, NOW accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. In recent years, the Association has offered certificates of deposit with maturities of up to 60 months. At September 30, 2000, the Association's core deposits (which the Association considers to consist of NOW accounts, money market deposit accounts and regular savings accounts) constituted 19.61% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas located near its office location. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association does not use brokers to obtain deposits.

         The following table presents the deposit activity of the Association for the periods indicated.


                                                                                             FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                             --------------------------------
                                                                                               2000                    1999
                                                                                             --------                --------
                                                                                                 (DOLLARS IN THOUSANDS)
Total deposits at beginning of period .............................................          $ 57,654                $ 60,038
Net increase (decrease) before interest credited ..................................             7,737                  (4,315)
Interest credited .................................................................             2,483                   1,931
                                                                                             --------                --------
Total deposits at end of period ...................................................          $ 67,874                $ 57,654
                                                                                             ========                ========

         At September 30, 2000, the Association had approximately $13.5 million in "Jumbo" certificate of deposits (accounts in amounts over $100,000) maturing as follows:



                                                                                                                       WEIGHTED
                                                                                                 AMOUNT              AVERAGE RATE
                                                                                               ----------           --------------
                                                                                                     (DOLLARS IN THOUSANDS)
MATURITY PERIOD
----------------------------------------------------------------------------------
Within three months ..............................................................                1,448                   5.75%
After three but within six months ................................................                  672                   5.68
After six but within twelve months ...............................................                2,994                   5.97
After twelve but within twenty-four months .......................................                4,668                   6.99
After twenty-four months .........................................................                3,697                   6.68
                                                                                                -------
           Total .................................................................              $13,479                   6.48%
                                                                                                =======

         The following table sets forth the distribution of the Association's deposit accounts and the related weighted average interest rates at the dates indicated.



                                                                                   AT SEPTEMBER 30,
                                                   --------------------------------------------------------------------------------
                                                                   2000                                       1999
                                                   ---------------------------------------     ------------------------------------
                                                                  PERCENT         WEIGHTED                   PERCENT       WEIGHTED
                                                                  OF TOTAL        AVERAGE                    OF TOTAL       AVERAGE
                                                    AMOUNT        DEPOSITS          RATE        AMOUNT       DEPOSITS        RATE
                                                   --------       --------        --------     --------      --------      --------
                                                                                (DOLLARS IN THOUSANDS)
Passbook accounts ..........................        $ 3,276          4.83%          3.00%       $ 3,554         6.16%        3.00%
MMDA accounts ..............................          7,766         11.44%          4.65%         7,923        13.74%        4.15%
NOW accounts ...............................          1,590          2.34%          2.50%         1,413         2.45%        2.50%
Noninterest-bearing accounts ...............            681          1.00%            --            304         0.53%          --
Certificate accounts .......................         54,505         80.30%          6.27%        44,402        77.01%        5.35%
             Accrued Interest ..............             56          0.09%                           58         0.11%
                                                    -------        ------                       -------       ------
                Totals .....................        $67,874        100.00%          5.77%       $57,654       100.00%        4.98%
                                                    =======        ======                       =======       ======

         The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at September 30, 2000.



                               PERIOD TO MATURITY AT SEPTEMBER 30, 2000                                                  TOTAL AT
-----------------------------------------------------------------------------------------------------                  SEPTEMBER 30,
   INTEREST RATE RANGE                        2001            2002            2003         THEREAFTER      TOTAL           1999
------------------------------------         -------         -------         -------       ----------   ------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
3.00% to 5.00% .....................         $ 4,766         $   164         $    28         $   176      $ 5,134          16,919
5.01% to 7.00% .....................          20,827          10,566           3,051           7,878       42,322          27,379
7.01% to 8.00% .....................             100           6,419              --             530        7,049             104
                                             -------         -------         -------         -------      -------         -------
   Total ...........................         $25,693         $17,149         $ 3,079         $ 8,584      $54,505          44,402
                                             =======         =======         =======         =======      =======         =======

         Borrowings. The Association historically has not used borrowings as a source of funds. However, the Association may obtain advances from the Federal Home Loan Bank as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Association's mortgage loans and secondarily by the Association's investment in capital stock of the Federal Home Loan Bank. See "Regulation--Regulation of Federal Savings Associations--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the Federal Home Loan Bank. At September 30, 2000, neither the Company nor the Association had any borrowings outstanding.

PERSONNEL

         As of September 30, 2000, the Company had no employees who were compensated through the Company.

         As of September 30, 2000, the Association had 11 full-time employees. In the last three years, the Association has experienced a low turnover rate among its employees and, as of September 30, 2000, eight of the Association's employees had been with the Association for more than six years. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good. See Part III, Item 10 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Association's employees.

                                   REGULATION

            The Company, the MHC and the Association are subject to extensive regulation, examination and supervision by the OTS, as their chartering agency. The Association's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund and it is a member of the Federal Home Loan Bank of Atlanta. The Association must file reports with the OTS concerning its activities and financial condition and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings institution can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The Company and the MHC, as savings and loan holding companies, are required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS.

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

            On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the Gramm-Leach-Bliley Act on the Company and the Association, where relevant, is discussed throughout the regulation section below.

            The following discussion is intended to be a summary of the material statutes and regulations applicable to savings institutions and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

            Business Activities. The Association derives its lending and investment powers from the Home Owner's Loan Act and the regulations of the OTS thereunder. Under these laws and regulations, the Association may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Association may also establish service corporations that may engage in activities not otherwise permissible for the Association, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the Home Owner's Loan Act); and
(f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

         Loans to One Borrower. Under the Home Owner's Loan Act, savings institutions are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not exceeding 10% of an association's unimpaired capital and surplus, if such loans and extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At September 30, 2000, the Association's limit on loans to one borrower was approximately $2.1 million. At September 30, 2000, the Association's largest aggregate amount of loans to one borrower was $1.9 million, consisting of various loans secured by farm and residential tracts. The second largest borrower had an aggregate balance of approximately $1.8 million, secured by various residential and commercial tracts. At September 30, 2000, all of the loans in both of these lending relationships were performing in accordance with their terms.

            QTL Test. The Home Owner's Loan Act requires a savings institution to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets, and (c) the value of property used to conduct an association's business. The term "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, education loans, and credit card loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At September 30, 2000, the Association maintained 72.84% of its portfolio assets in qualified thrift investments. The Association had also met the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

            A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any Federal Home Loan Bank; and (d) establishing any new branch in a location not permissible for a national bank in an association's home state. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended. If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from a Federal Home Loan Bank. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

            Capital Requirements. The OTS regulations require savings institutions to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighed assets. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings institution must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS has determined to be inherent in the type of asset. Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the ALL. The ALL includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

            The OTS regulations require that a savings institution with "above normal" interest rate risk, when determining its compliance with the risk-based-capital requirement, to deduct a portion of such capital from its total capital to account for the "above normal" interest rate risk. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of an association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings institution whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between an association's measured interest rate risk and 2%, multiplied by the estimated economic value of an association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the institution's financial data on which the interest rate risk was computed. A savings institution with assets of less than $300 million and a risk-based capital ratio in excess of 12% is not required, unless the OTS determines otherwise, to comply with the standard reporting requirements for the interest rate risk component, and the institution may provide such selected information as the OTS determines. Currently, the Association qualifies for this exemption from the filing requirements but as part of its interest rate risk management strategy, the Association voluntarily files these reports with the OTS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management." The regulations also authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the IRR component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the IRR of individual institutions and retains the right to impose additional capital on individual institutions.

             At September 30, 2000, the Association met each of its capital requirements.

            The table below presents the Association's regulatory capital as compared to the OTS regulatory capital requirements at September 30, 2000:


                                                                                  CAPITAL            EXCESS
                                                                 AMOUNT         REQUIREMENTS         CAPITAL
                                                                --------      ----------------     -----------
                                                                                (IN THOUSANDS)

Tangible capital ........................................       $13,399            $ 1,237           $12,162
Core capital ............................................        13,399              2,474            10,925
Risk-based capital ......................................        13,679              4,685             8,994

         A reconciliation between regulatory capital and GAAP capital at September 30, 2000 in the accompanying financial statements is presented below:


                                                                                            TANGIBLE         CORE         RISK-BASED
                                                                                             CAPITAL        CAPITAL         CAPITAL
                                                                                            ---------      ---------      ----------

                                                                                                         (IN THOUSANDS)

GAAP capital ..........................................................................      $ 14,172       $ 14,172       $ 14,172
Standalone equity in Holding Company ..................................................          (277)          (277)          (277)
Net unrealized gain on available for sale investment securities, net of tax ...........          (496)          (496)          (496)
Allowance for loan losses included as supplementary capital ...........................            --             --            280
                                                                                             --------       --------       --------
Regulatory capital ....................................................................      $ 13,399       $ 13,399       $ 13,679
                                                                                             ========       ========       ========

         Limitation on Capital Distributions. Under OTS capital distribution regulations, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Association, will continue to have to file a notice unless the specific capital distribution requires an application.

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

         Liquidity. The Association is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state and federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's average liquidity ratio for the month ended September 30, 2000 was 28.12% which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the OTS regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended OTS regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended OTS regulations will not be material. The deposit insurance premium expense, including operating assessments incurred by the Association for the fiscal years ended September 30, 2000 and 1999 totaled $42,300 and $59,850, respectively.

         Branching. Subject to certain limitations, the Home Owner's Loan Act and the OTS regulations permit federally chartered savings institutions to establish branches in any state of the United States. The authority to establish such a branch is available: (a) in states that expressly authorize branches of savings institutions located in another state and (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a "qualified thrift lender" under the Home Owner's Loan Act. See "QTL Test." The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of an association's activities. This authority under the Home Owner's Loan Act and the OTS regulations preempts any state law purporting to regulate branching by federal savings institutions.

         Community Reinvestment. Under the Community Reinvestment Act, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of a savings institution, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. The Association received a "Satisfactory" Community Reinvestment Act rating in its most recent examination on June 15, 1998.

         The Community Reinvestment Act regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:
(a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices.

         Transactions with Related Parties. The Association's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act. In general, an affiliate of the Association is any company that controls the Association or any other company that is controlled by a company that controls the Association, excluding the Association's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings institution: (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

         The Association's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

         Enforcement. Under the Federal Deposit Insurance Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings institution. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the Federal Deposit Insurance Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

         Standards for Safety and Soundness. The Federal Deposit Insurance Act, as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 FDIC Improvement Act and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), the OTS and the federal bank regulatory agencies have adopted, a set of guidelines prescribing safety and soundness standards pursuant to FDIC Improvement Act, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDIC Improvement Act. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. In addition, the OTS and the other federal bank regulatory agencies have guidelines for identifying and monitoring asset quality and earnings standards.

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

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on the association's capital. Generally, a savings institution is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings institution that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "--Capital Requirements." At September 30, 2000, the Association met the criteria for being considered "well-capitalized."

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

         If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depositary association. Under FDIC Improvement Act, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90- day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

         Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDIC Improvement Act.

         Insurance of Deposit Accounts. Pursuant to FDIC Improvement Act, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the new assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment. The three capital categories consist of: (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for both the Bank Insurance Fund and the Savings Association Insurance Fund currently range from 0.00% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996, both the Bank Insurance Fund and the Savings Association Insurance Fund currently satisfy the reserve ratio requirement. The Deposit Insurance Funds Act authorized the FDIC to impose a special one-time assessment on all institutions with Savings Association Insurance Fund-assessable deposits in the amount necessary to recapitalize the Savings Association Insurance Fund-assessable deposits as of March 31, 1995.

         The 1996 Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Association has not been so classified by the FDIC or the OTS. Accordingly, assuming that the designated reserve ratio is maintained by the Bank Insurance Fund and by the Savings Association Insurance Fund after the collection of the special Savings Association Insurance Fund assessment, the Association will have to pay substantially lower regular assessments on its deposits compared to those paid in recent years, as long as the Association maintains its regulatory status.

         Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank of Atlanta, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Association, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Atlanta. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2000, of $290,700. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the fiscal years ended September 30, 2000 and 1999 dividends from the Federal Home Loan Bank of Atlanta to the Association amounted to $22,150 and $24,500, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Association's net interest income would likely also be reduced.

         Under the Gramm-Leach-Bliley Act, membership in the Federal Home Loan Bank is now voluntary for all federally-chartered savings associations, such as the Association. The Gramm-Leach-Bliley Act also replaces the existing redeemable stock structure of the Federal Home Loan Bank System with a capital structure that requires each Federal Home Loan Bank to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized:
Class A (redeemable on 6-months notice) and Class B Update (redeemable on 5-years notice).

         Federal Reserve System. The Association is subject to provisions of the Federal Reserve Act and the Federal Reserve Bureau's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $46.5 million. The amount of aggregate transaction accounts in excess of $46.5 million are currently subject to a reserve ratio of 10%, which ratio the Federal Reserve Board may adjust between 8% and 12%. The Federal Reserve Board regulations currently exempt $4.9 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve Board at the end of each year. The Association is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Association's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Association.

         New Privacy Regulations. Pursuant to the Gramm-Leach-Bliley Act, the OTS has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations, effective as of November 13, 2000 with full compliance required by July 1, 2001, require each financial institution to adopt procedures to protect customers' "nonpublic personal information." The new regulations generally require that the Association disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information" to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Association will be required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Association currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with the regulations.

REGULATION OF OTS HOLDING COMPANIES

         General. The Company and the MHC are federal holding companies chartered under Section 10(o) of the Home Owner's Loan Act. As such, the Company and the MHC are registered with and subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company, the MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution. Unlike bank holding companies, federal mutual holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

         Restrictions Applicable to Activities of Mutual Holding Companies. Pursuant to Section 10(o) of the Home Owner's Loan Act, a mutual holding company may engage only in the following activities: (i) investing in the stock of a savings institution; (ii) acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings institution; (iv) investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or associations have their home offices; (v) furnishing or performing management services for a savings institution subsidiary of such holding company; (vi) holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company; (vii) holding or managing properties used or occupied by a savings institution subsidiary of such company; (viii) acting as trustee under a deed of trust; (ix) any other activity (a) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the BHC Act, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and it has a period of two years to cease any non- conforming activities and divest any non-conforming investments.

         Restrictions Applicable to All Savings and Loan Holding Companies. The Home Owner's Loan Act prohibits a savings and loan holding company, including a federal mutual holding company, directly or indirectly, from acquiring (i)
control (as defined under The Home Owner's Loan Act) of another savings institution (or a holding company parent thereof) without prior OTS approval;
(ii) more than 5% of the voting shares of another savings institution (or holding company parent thereof) that is not a subsidiary, subject to certain exceptions; (iii) through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company thereof) without prior OTS approval; or (iv) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

         A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions (as defined under The Home Owner's Loan Act) approved by the FDIC; (ii) if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987, and (iii) if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings institution) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings institutions to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquiror by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings institutions. In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

         If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the Home Owner's Loan Act and regulations of the OTS, the holding company must register with the Federal Reserve Board as a bank holding company under the BHC Act within one year of the savings institution's failure to so qualify. For additional information in this regard, see "-- Regulation of Federal Savings Associations -- QTL Test."

         For a description of certain restrictions on transactions between the Association and its affiliates, including, without limitation, the Company and the MHC, see "-- Regulation of Federal Savings Associations -- Transactions with Related Parties."

FEDERAL SECURITIES LAW

         The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company, the Association or the MHC. The Association was last audited for its taxable year ended September 30, 1993.

         For federal income tax purposes, the Company and the Association report their income using a taxable year ending September 30 and the accrual method of accounting. The Company, the Association and the MHC file separate income tax returns and each reports its income on the same basis as the Association now reports its income. Because the MHC owns less than 80% of the outstanding common stock of the Company, the MHC and the Company are not permitted to file such returns on a consolidated basis. The Company and the Association may file their returns on a consolidated basis, but during have elected to file separately. The Company and the Association have entered into a tax sharing agreement which governs the apportionment of taxable income between the entities. The Company, the MHC and the Association are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's tax reserve for bad debts discussed below.

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

STATE TAXATION

         Under North Carolina law, the corporate income tax is 7.00% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of .0015 applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.

ITEM 2.  PROPERTIES

         The Company conducts its business through its sole office, located in Wake Forest, North Carolina, which was renovated in 1995. The Company owns the main office with net book value for property and equipment of $432,900 as of September 30, 2000. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company, the Association and the MHC. However, the Company may consider opening a branch office in the future.



                                                                                  NET BOOK
                                                                                  VALUE AT
                                    LEASED OR                DATE               SEPTEMBER 30,
                                      OWNED                ACQUIRED                  2000
                                  ------------           ------------          ----------------
                                                                                (IN THOUSANDS)
Main Office...................        Owned                  1961                    $409
302 S. Brooks Street
Wake Forest, NC  27587


ITEM 3.  LEGAL PROCEEDINGS

         At September 30, 2000, there were no material legal proceedings to which the Company was a party or to which any of its property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for Company's common equity and related stockholder matters appears under "Common Stock Information" in the Company's 2001 Annual Report to Stockholders on page 38, and is incorporated herein by reference.

         Information relating to the payment of dividends by the Company appears under "Common Stock Information" in the Company's 2001 Annual Report to Stockholders on page 38, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Company is considered a capital distribution from the Company to the stockholders, including the MHC, its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Company to pay a capital distribution. See "Regulation--Limitation on Capital Distributions."

         The Association's dividend payout ratios were 41.87% and 47.06% and the equity to asset ratios were 17.74% and 18.35% for years ended September 30, 2000 and 1999, respectively.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Certain of the above-captioned information appears under "Management's Discussion and Analysis" in the Registrant's 2001 Annual Report to Stockholders on pages 3 through 13 and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are incorporated by reference to the indicated pages of the 2001 Annual Report to Stockholders.

                                                                    Page(s) in
                                                                   Annual Report
                                                                   -------------
         o   Independent Auditor's Report...............................14
         o   Consolidated Statements of Financial Condition,
                 September 30, 2000 and 1999............................15
         o   Consolidated Statements of Income,
                 Years Ended September 30, 2000 and 1999................16
         o   Consolidated Statements of Stockholders' Equity,
                 Years Ended September 30, 2000 and 1999.............17-18
         o   Consolidated Statements of Cash Flows,
                 Years Ended September 30, 2000 and 1999.............19-20
         o   Notes to Consolidated Financial Statements..............21-37

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information relating to changes in accountants is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2001 ("Proxy Statement").

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2001. The information related to Section 16(a) of the Exchange Act is also incorporated herein by reference to the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement under the heading "Security Ownership of Beneficial Owners and Management".

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

                  3.1 Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A filed with the SEC on May 7, 1999).

                  3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A filed with the SEC on May 7, 1999 ).

                  4.3 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A filed with the SEC on May 7, 1999).

                  10.1 Employment Agreement with Anna O. Sumerlin, President and Chief Executive Officer. (Incorporated by reference to Exhibit 10.1 of the Form 10-KSB for the fiscal year ended September 30, 1999 filed with the SEC on December 28, 1999).

                  10.2 Employment Agreement with Carlton E. Chappell, Vice President, Secretary and Treasurer. (Incorporated by reference to Exhibit 10.2 of the Form 10-KSB for the fiscal year ended September 30, 1999 filed with the SEC on December 28, 1999).

                  10.3 Employment Agreement with Robert C. White, Vice President and Chief Financial Officer. (Incorporated by reference to Exhibit 10.3 of the Form 10-KSB for the fiscal year ended September 30, 1999 filed with the SEC on December 28, 1999).

                  10.4 Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association. (Incorporated by reference to Exhibit 10.4 of the Form 10-KSB for the fiscal year ended September 30, 1999 filed with the SEC on December 28, 1999).

                  10.5 Wake Forest Federal Savings & Loan Association 1997 Recognition and Retention Plan (Incorporated by reference to the Form S-8 filed with the SEC on July 27, 1999).

                  10.6 Wake Forest Federal Savings & Loan Association 1997 Stock Option Plan (Incorporated by reference to the Form S-8 filed with SEC on July 27, 1999).

                  13.1     2001 Annual Report to Stockholders

                  21.1     Subsidiaries  of  the  Registrant   (Incorporated  by
                           reference    to    Part    1    -    "General"    and
                           "Reorganization").

                  23.1     Independent Auditor's Consent

                  27.1 Financial Data Schedule (filed in electronic format only)

         (B)      REPORTS ON FORM 8-K

         1. The Company filed a Current Report on Form 8-K dated August 21, 2000 announcing the termination of the firm of McGladrey & Pullen, LLP as the Company's independent auditors and appointing the firm of Dixon Odom PLLC as the Company's independent auditors for the fiscal year ending September 30, 2000.

         2. The Company filed an amended Current Report on Form 8-K dated August 29, 2000 announcing that the firm of McGladrey & Pullen LLP responded in a letter dated August 25, 2000 that they were in agreement with the Company's statements included in its Form 8-K dated August 21, 2000.

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        WAKE FOREST BANCSHARES, INC.
                                        (Registrant)



Date:  December 27, 2000                By:     /s/ Anna O. Sumerlin
      -----------------------------        -------------------------------------
                                           Anna O. Sumerlin
                                           President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Anna O. Sumerlin                                           December 27, 2000
------------------------------------------------               -----------------
Anna O. Sumerlin                                               Date
President, Chief Executive Officer
and Director
(Principal Executive Officer)



/s/ Robert C. White                                            December 27, 2000
------------------------------------------------               -----------------
Robert C. White                                                Date
Chief Financial Officer and Vice President
(Principal Accounting Officer)



/s/ Paul K. Brixhoff                                           December 27, 2000
------------------------------------------------               -----------------
Paul K. Brixhoff - Director                                    Date



/s/ Harold R. Washington                                       December 27, 2000
------------------------------------------------               -----------------
Harold R. Washington - Director                                Date


/s/  John D. Lyon                                              December 27, 2000
------------------------------------------------               -----------------
John D. Lyon - Director                                        Date


/s/  R.W. Wilkinson, III                                       December 27, 2000
------------------------------------------------               -----------------
R.W. Wilkinson, III - Vice-Chairman and Director               Date

/s/ Howard L. Brown                                            December 27, 2000
------------------------------------------------               -----------------
Howard L. Brown -Chairman of the Board                         Date
and Director



/s/ Leelan A. Woodlief                                         December 27, 2000
------------------------------------------------               -----------------
Leelan A. Woodlief - Director                                  Date



/s/ William S. Wooten                                          December 27, 2000
------------------------------------------------               -----------------
William S. Wooten - Director                                   Date


/s/ Rodney M. Privette                                         December 27, 2000
------------------------------------------------               -----------------
Rodney M. Privette - Director                                  Date