Form 10KSB/A
period 2000-09-30
WAKE FOREST BANCSHARES INC
filed 2001-01-30
CIK 1085175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


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

                  13.1     2001 Annual Report to Stockholders

                  21.1     Subsidiaries  of  the  Registrant   (Incorporated  by
                           reference    to    Part    1    -    "General"    and
                           "Reorganization").


                  23.1     Consent of Dixon Odom PLLC

                  23.2     Consent of McGladrey & Pullen, LLP

                  27.1 Financial Data Schedule (filed in electronic format only)

                  99.1 Independent Auditors' Report of McGladrey & Pullen LLP as of September 30, 1999

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



Date:  January 30, 2001                 By:     /s/ Anna O. Sumerlin
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


/s/ Anna O. Sumerlin                                           January 30, 2001
------------------------------------------------               -----------------
Anna O. Sumerlin                                               Date
President, Chief Executive Officer
and Director
(Principal Executive Officer)



/s/ Robert C. White                                            January 30, 2001
------------------------------------------------               -----------------
Robert C. White                                                Date
Chief Financial Officer and Vice President
(Principal Accounting Officer)



/s/ Paul K. Brixhoff                                           January 30, 2001
------------------------------------------------               -----------------
Paul K. Brixhoff - Director                                    Date



/s/ Harold R. Washington                                       January 30, 2001
------------------------------------------------               -----------------
Harold R. Washington - Director                                Date


/s/  John D. Lyon                                              January 30, 2001
------------------------------------------------               -----------------
John D. Lyon - Director                                        Date


/s/  R.W. Wilkinson, III                                       January 30, 2001
------------------------------------------------               -----------------
R.W. Wilkinson, III - Vice-Chairman and Director               Date

/s/ Howard L. Brown                                            January 30, 2001
------------------------------------------------               -----------------
Howard L. Brown -Chairman of the Board                         Date
and Director



/s/ Leelan A. Woodlief                                         January 30, 2001
------------------------------------------------               -----------------
Leelan A. Woodlief - Director                                  Date



/s/ William S. Wooten                                          January 30, 2001
------------------------------------------------               -----------------
William S. Wooten - Director                                   Date


/s/ Rodney M. Privette                                         January 30, 2001
------------------------------------------------               -----------------
Rodney M. Privette - Director                                  Date