Form 10QSB
period 2000-12-31
WAKE FOREST BANCSHARES INC
filed 2001-02-13
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended               December 31, 2000
                                    --------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________


                        Commission file number 000-25999

                          WAKE FOREST BANCSHARES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


   United States of America                             56-2131079
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 1, 2001 there were issued and outstanding 1,163,002 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes |_| No |X|

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS



Item 1.  Financial Statements
Consolidated statements of financial condition at December 31, 2000 (unaudited)
     and September 30, 2000                                                                                            1
Consolidated statements of income for the three months ended December 31, 2000                                         2
     and December 31, 1999 (unaudited)
Consolidated  statements  of  comprehensive  income for the three months ended                                         3
     December 31, 2000 and December 31, 1999 (unaudited)
Consolidated  statements of cash flows for the three months ended 4 December 31,
     2000 and December 31, 1999 (unaudited)
Notes to consolidated financial statements (unaudited)                                                             5 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         7 -10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            11
Item 2.  Changes in Securities                                                                                        11
Item 3.  Defaults upon Senior Securities                                                                              11
Item 4.  Submission of Matters to a Vote of Security Holders                                                          11
Item 5.  Other Information                                                                                            11
Item 6.  Exhibits and Reports on Form 8-K                                                                             11

Signatures                                                                                                            12

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

                                                                                                  December 31,         September 30,
                                                                                                     2000                   2000
                                                                                                  ------------         ------------
                                                                                                  (Unaudited)
ASSETS
Cash and short-term cash investments                                                              $ 14,414,200         $  6,735,850
Investment securities:
Available for sale, at estimated market value                                                        3,309,150            3,065,550
FHLB stock                                                                                             290,700              290,700
Loans receivable, net                                                                               70,384,350           72,564,150
Accrued interest receivable                                                                            146,000              126,800
Property and equipment, net                                                                            424,500              432,900
Prepaid expenses and other assets                                                                       50,150               52,400
                                                                                                  ------------         ------------
          Total Assets                                                                            $ 89,019,050         $ 83,268,350
                                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                          $ 72,977,150         $ 67,874,400
Accrued expenses and other liabilities                                                                 444,050              434,500
Dividends payable                                                                                      140,400              140,550
Note payable- ESOP                                                                                     132,400              147,150
Income taxes payable                                                                                   208,400                   --
Deferred income taxes                                                                                  233,550              152,950
Redeemable common stock held by the ESOP
net of unearned ESOP shares                                                                            367,100              347,250
                                                                                                  ------------         ------------
Total liabilities                                                                                   74,503,050           69,096,800
                                                                                                  ------------         ------------
Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none issued
Common stock, par value $ .01, authorized 5,000,000 shares, issued 1,215,862                            12,150               12,150
Additional paid-in capital                                                                           4,933,650            4,916,450
Accumulated other comprehensive income                                                                 647,300              496,250
Retained earnings, substantially restricted                                                          9,541,450            9,352,150
Less: Common stock in treasury, at cost                                                               (618,550)            (605,450)
                                                                                                  ------------         ------------
Total stockholders' equity                                                                          14,516,000           14,171,550
                                                                                                  ------------         ------------
Total liabilities and stockholders' equity                                                        $ 89,019,050         $ 83,268,350
                                                                                                  ============         ============

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                  2000                     1999
                                                                                               -----------              -----------
Interest and dividend income:
Loans                                                                                          $ 1,722,800              $ 1,443,100
Investment securities                                                                               39,200                   45,700
Short-term cash investments                                                                        167,800                   64,850
                                                                                               -----------              -----------
     Total interest income                                                                       1,929,800                1,553,650
                                                                                               -----------              -----------
Interest expense:
Interest on deposits                                                                             1,040,200                  734,300
Interest on ESOP debt                                                                                3,500                    4,350
                                                                                               -----------              -----------
     Total interest expense                                                                      1,043,700                  738,650
                                                                                               -----------              -----------

Net interest income before provision for loan losses                                               886,100                  815,000
Provision for loan losses                                                                           (8,000)                  (7,500)
                                                                                               -----------              -----------
Net interest income after provision for loan losses                                                878,100                  807,500
                                                                                               -----------              -----------
Noninterest income:
Service charges and fees                                                                            13,000                   12,200
Other                                                                                                  150                      350
                                                                                               -----------              -----------
                                                                                                    13,150                   12,550
                                                                                               -----------              -----------
Noninterest expense:
Compensation and benefits                                                                          249,900                  191,250
Occupancy                                                                                           10,250                   13,000
Federal insurance and operating assessments                                                          9,550                   14,700
Data processing and outside service fees                                                            28,750                   26,200
Other operating expense                                                                             63,100                   76,900
                                                                                               -----------              -----------
                                                                                                   361,550                  322,050
                                                                                               -----------              -----------

Income before income taxes                                                                         529,700                  498,000
Income taxes                                                                                       196,450                  179,700
                                                                                               -----------              -----------
Net income                                                                                     $   333,250              $   318,300
                                                                                               ===========              ===========

Basic earnings per share                                                                       $      0.29              $      0.27
Diluted earnings per share                                                                     $      0.29              $      0.27
Dividends paid per share                                                                       $      0.12              $      0.12

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                                                      2000                  1999
                                                                                                    ---------             ---------
Net income                                                                                          $ 333,250             $ 318,300
                                                                                                    ---------             ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
  Unrealized holding gains (losses) arising during the period                                         151,050               (55,100)
  Less: reclassification adjustment for gains included in
     net income                                                                                            --                    --
                                                                                                    ---------             ---------
Other comprehensive income                                                                            151,050               (55,100)
                                                                                                    ---------             ---------
Comprehensive income                                                                                $ 484,300             $ 263,200
                                                                                                    =========             =========

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                   2000                    1999
                                                                                               ------------            ------------
Net income                                                                                     $    333,250            $    318,300
Adjustments to reconcile net income to net
     cash provided by operating activities:
Depreciation                                                                                          8,400                   8,550
ESOP contribution expense charged to paid-in capital                                                  3,000                   5,400
Provision for loan losses                                                                             8,000                   7,500
Amortization of discounts/premiums on investment securities                                              --                     (50)
Amortization of unearned ESOP shares                                                                 14,700                  14,700
Amortization of unearned RRP shares                                                                  14,200                  14,200
Changes in assets and liabilities:
     Prepaid expenses and other assets                                                                2,250                   8,000
     Accrued interest receivable                                                                    (19,200)                  2,450
     Accrued expenses and other liabilities                                                           9,550                 (35,450)
     Income taxes payable and deferred income taxes                                                 196,450                 187,900
                                                                                               ------------            ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           570,600                 531,500
                                                                                               ------------            ------------

Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                                                      2,171,800              (1,163,650)
Purchase of property and equipment                                                                       --                  (6,950)
                                                                                               ------------            ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                         2,171,800              (1,170,600)
                                                                                               ------------            ------------

Cash Flows From Financing Activities:
Net increase (decrease)  in deposits                                                              5,102,750               1,523,250
Principal payments on ESOP debt                                                                     (14,750)                (14,700)
Repurchase of common stock for the Treasury                                                         (13,100)                (69,050)
Dividends paid                                                                                     (138,950)               (139,950)
                                                                                               ------------            ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         4,935,950               1,299,550
                                                                                               ------------            ------------

Net increase in cash and cash equivalents                                                         7,678,350                 660,450
Cash and cash equivalents:
Beginning                                                                                         6,735,850               6,501,050
                                                                                               ------------            ------------
Ending                                                                                         $ 14,414,200            $  7,161,500
                                                                                               ============            ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                                      $  1,039,050            $    737,200
                                                                                               ============            ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings                                  $     19,850            $    (21,350)
                                                                                               ============            ============
Incr. (decr.)  in unrealized gain on investment securities                                     $    243,600            $    (88,900)
                                                                                               ============            ============

See Notes to Consolidated Finanical Statements.

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


NOTE 2.  ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. The MHC has since received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 54.6% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2000, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2001. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2000 Annual Report to Stockholders.

NOTE 4.  DIVIDENDS DECLARED

On December 18, 2000, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of December 29, 2000 and payable on January 10, 2001. The dividends declared were accrued and reported as dividends payable in the December 31, 2000 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE 5.  EARNINGS PER SHARE

Statement of Financial Accounting Standard No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three month periods ended December 31, 2000 and 1999 is presented below.


                                                                                                      2000                   1999
                                                                                                    ---------              ---------
Weighted average shares outstanding for Basic EPS                                                   1,161,005              1,158,475
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                                             --                  4,196
                                                                                                    ---------              ---------
Weighted average shares outstanding for diluted EPS                                                 1,161,005              1,162,671
                                                                                                    =========              =========

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 2000:

Total assets increased by $5.7 million to $89.0 million at December 31, 2000 from $83.3 million at September 30, 2000. Total assets increased during the three months ended December 31, 2000 primarily due to an increase in deposits of approximately $5.1 million during the quarter. The deposit increase and a rise in loan repayments created an increase in cash and short term cash investments of approximately $7.7 million for the quarter.

Net loans receivable decreased by $2.2 million to $70.4 million at December 31, 2000 from $72.6 million at September 30, 2000. The decrease was caused primarily by greater construction loan payoffs as builders were more cautious of carrying speculative construction portfolios in a slowing economy. Assuming interest rates remain fairly stable or decline, management believes that its loan portfolio has potential for continued growth because the Company operates in lending markets that have had sustained strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will continue.

Investment securities increased by $243,600 to $3.3 million at December 31, 2000 from $3.1 million at September 30, 2000. The increase is attributable to an unrealized quarterly gain in the fair value of Company's portfolio of investment securities. At December 31, 2000, the Company's investment portfolio had approximately $1,044,000 in net unrealized gains.

The Company had no borrowings outstanding during the quarter other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current quarter, the Company made principal payments totaling $14,750 plus interest on the ESOP note, reducing the outstanding balance of the note to $132,400 at December 31, 2000. The Company is committed to making retirement plan contributions sufficient to amortize the debt over its seven year term, and as such, has reported the debt on its balance sheet. The Company recorded retirement plan contributions of approximately $18,300 during the three month period ended December 31, 2000 for principal and interest payments on the debt. The Company also reported $3,000 in additional retirement plan expense and credited paid-in capital equal to the increase in the fair value of its common stock on ESOP shares allocated to participants in the Plan during the current quarter. The Company has recorded a liability of $367,100 at December 31, 2000 for the ESOP put option.

On June 21, 1999, the Board of Directors of the Company approved the adoption of a stock repurchase program authorizing the Company to repurchase up to 60,793 shares or 5.00% of its outstanding common stock. The repurchases are to be made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At December 31, 2000 the Company had repurchased 45,860 shares of its common stock. The program continues until terminated by the Board of Directors.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 2000:

Retained earnings increased by $189,300 to $9.5 million at December 31, 2000 from $9.3 million at September 30, 2000. The increase is attributable to the Company's earnings during the three month period ended December 31, 2000, reduced by $138,800 in dividends declared during the current quarter and a $5,150 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At December 31, 2000, the Company's capital amounted to $14.5 million, which as a percentage of total assets was 16.31%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 0.75% at December 31, 2000 and 0.00% at September 30, 2000. The Company's non-performing loans at December 31, 2000 amounted to $528,300 and consisted of four completed single family residential construction loans to the same builder. The Company currently believes that any loss associated with these loans will be minimal. There were no loans charged off during the current quarter. Based on management's analysis of the adequacy of its allowances, a $8,000 provision for additional loan loss allowances was made during the three month period ended December 31, 2000. The Company's loan loss allowance was $288,000 at December 31, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999:

GENERAL. Net income for the three month period ended December 31, 2000 was $333,250, or $14,950 more than the $318,300 earned during the same period in 1999. As discussed below, increases in net interest income between the comparable periods coupled with increases in noninterest expenses was primarily responsible for the change in net income.

INTEREST INCOME. Interest income increased by $376,150 from $1,553,650 for the three months ended December 31, 1999 to $1,929,800 for the three months ended December 31, 2000. The change in interest income resulted from a 45 basis point increase in the overall yield on interest earning assets and by a $13.2 million increase in the average balance of outstanding interest earning assets between the quarters. The Company's yield on interest earning assets increased from 8.32% for the quarter ending December 31, 1999 to 8.77% for the current quarter. The increase in yield occurred primarily due to a higher level of market rates outstanding during the current quarter as compared to the same quarter a year earlier. An increase in customer deposits during the current quarter was the primary cause for the rise in interest earning assets between the quarters.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999:

INTEREST EXPENSE. Interest expense increased by $305,050 from $738,650 for the three months ended December 31, 1999 to $1,043,700 for the three months ended December 31, 2000. The increase was primarily the result of both an increase in volume of interest bearing deposits outstanding and a rise in the Company's cost of funds between the quarters. The Company's outstanding interest bearing deposits increased by approximately $12.6 million during the three months ended December 31, 2000 as compared with the three months ended December 31, 1999. The growth in the volume of interest bearing deposits occurred due to an aggressive marketing campaign to increase customer deposits. As a result of the campaign and overall higher market rates, the Company's cost of funds increased from 5.00% for the quarter ended December 31, 1999 to 5.95% for the current quarter.

NET INTEREST INCOME. Net interest income increased by $71,100 from $815,000 for the three months ended December 31, 1999 to $886,100 for the three months ended December 31, 2000. As explained above, the increase in net interest income resulted primarily from an increase in the volume of interest earning assets. The Company's interest rate spread was 2.82% for the current quarter as compared to 3.32% for the quarter ended December 31, 1999.

PROVISION FOR LOAN LOSSES. The Company provided $8,000 and $7,500 in loan loss provisions during the current quarter and the same quarter a year earlier, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

NONINTEREST EXPENSE. Noninterest expense increased by $39,500 to $361,550 for the three month period ended December 31, 2000 from $322,050 for the comparable quarter in 1999. The only significant dollar increase in any category of noninterest expense occurred in area of compensation and related benefits, which increased from $191,250 during the quarter ended December 31, 1999 to $249,900 during the current quarter. The increase in compensation and benefits occurred primarily due to the addition of a full time senior lending officer at the start of the current quarter, and because of a 152% increase in the cost of health insurance coverage between the quarters for the Company's employees.

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

During the three month period ended December 31, 2000, cash and cash equivalents, a significant source of liquidity, increased by approximately $7.7 million. Proceeds from the Company's operations contributed an $570,600 in cash during the period. An increase in deposits of approximately $5.1 million, offset by dividends paid of $138,950 provided the source of approximately $4.9 million of cash from financing activities. Net loan repayments of approximately $2.2 million also provided cash during the current quarter.

As a federally chartered savings association, Wake Forest Federal Savings & Loan Association must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. The Association's liquidity ratio at December 31, 2000, as computed under OTS regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

                          WAKE FOREST BANCSHARES, INC.


Part II. OTHER INFORMATION


         Item 1.  Legal Proceedings

                  The Company is not engaged in any material legal proceedings at the present time. From time to time, the Company through its wholly owned Association is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.


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

                                         WAKE FOREST BANCSHARES, INC.


Dated     February 12, 2001              By:      s/s Anna O. Sumerlin
      --------------------------------            --------------------
                                                  Anna O. Sumerlin
                                                  President and CEO

Dated      February 12, 2001             By:      s/s Robert C. White
      --------------------------------            -------------------
                                                  Robert C. White
                                                  Chief Financial Officer & VP