Form 10QSB
period 2001-03-31
WAKE FOREST BANCSHARES INC
filed 2001-05-11
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended               March 31, 2001

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to _____________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2001 there were issued and outstanding 1,155,526 shares of the Issuer's common stock, $.01 par value

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

                          WAKE FOREST BANCSHARES, INC.

                                    CONTENTS

Item 1.  Financial Statements

Consolidated statements of financial condition at March 31, 2001 (unaudited)
     and September 30, 2000                                                                                            1
Consolidated statements of income for the three months ended March 31, 2001
     and March 31, 2000 (unaudited)                                                                                    2
Consolidated statements of income for the six months ended March 31, 2001
     and March 31, 2000 (unaudited)                                                                                    3
Consolidated statements of comprehensive income for the three and six months ended
     March 31, 2001 and March 31, 2000 (unaudited)                                                                     4
Consolidated statements of cash flows for the six months ended
     March 31, 2001 and March 31, 2000 (unaudited)                                                                     5
Notes to consolidated financial statements (unaudited)                                                             6 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         8 -12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            13
Item 2.  Changes in Securities                                                                                        13
Item 3.  Defaults upon Senior Securities                                                                              13
Item 4.  Submission of Matters to a Vote of Security Holders                                                          13
Item 5.  Other Information                                                                                            13
Item 6.  Exhibits and Reports on Form 8-K                                                                             13

Signatures                                                                                                            14

WAKE FOREST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2001 AND SEPTEMBER 30, 2000

                                                                                                    March 31,          September 30,
                                                                                                      2001                 2000
                                                                                                  ------------         ------------
                                                                                                   (Unaudited)
ASSETS

Cash and short-term cash investments                                                              $ 17,173,350         $  6,735,850
  Investment securities:
  Available for sale, at estimated market value                                                      3,263,700            3,065,550
FHLB stock                                                                                             330,400              290,700
Loans receivable, net                                                                               71,567,750           72,564,150
Accrued interest receivable                                                                            102,650              126,800
Foreclosed assets, net                                                                                 291,750                 --
Property and equipment, net                                                                            416,750              432,900
Prepaid expenses and other assets                                                                      204,300               52,400
                                                                                                  ------------         ------------
          Total Assets                                                                            $ 93,350,650         $ 83,268,350
                                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                          $ 77,451,400         $ 67,874,400
Accrued expenses and other liabilities                                                                 509,900              434,500
Dividends payable                                                                                      139,300              140,550
Note payable- ESOP                                                                                     117,700              147,150
Deferred income taxes                                                                                  205,750              152,950
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                                                          428,200              347,250
                                                                                                  ------------         ------------
         Total liabilities                                                                          78,852,250           69,096,800
                                                                                                  ------------         ------------
Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none issued Common stock, par
  value $ .01, authorized 5,000,000 shares, issued 1,215,862                                            12,150               12,150
Additional paid-in capital                                                                           4,951,800            4,916,450
Accumulated other comprehensive income                                                                 619,100              496,250
Retained earnings, substantially restricted                                                          9,650,000            9,352,150
Less: Common stock in treasury, at cost                                                               (734,650)            (605,450)
                                                                                                  ------------         ------------
Total stockholders' equity                                                                          14,498,400           14,171,550
                                                                                                  ------------         ------------
Total liabilities and stockholders' equity                                                        $ 93,350,650         $ 83,268,350
                                                                                                  ============         ============


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                  2001                      2000
                                                                                               -----------              -----------
Interest and dividend income:
Loans                                                                                          $ 1,703,800              $ 1,537,550
Investment securities                                                                               38,850                   42,500
Short-term cash investments                                                                        197,200                   49,850
                                                                                               -----------              -----------
     Total interest income                                                                       1,939,850                1,629,900
                                                                                               -----------              -----------
Interest expense:
Interest on deposits                                                                             1,092,400                  744,250
Interest on ESOP debt                                                                                2,850                    4,200
                                                                                               -----------              -----------
     Total interest expense                                                                      1,095,250                  748,450
                                                                                               -----------              -----------

Net interest income before provision for loan losses                                               844,600                  881,450
Provision for loan losses                                                                          (10,000)                  (8,000)
                                                                                               -----------              -----------
Net interest income after provision for loan losses                                                834,600                  873,450
                                                                                               -----------              -----------
Noninterest income:
Service charges and fees                                                                            15,200                    9,500
Other                                                                                                8,200                    2,450
                                                                                               -----------              -----------
                                                                                                    23,400                   11,950
                                                                                               -----------              -----------
Noninterest expense:
Compensation and benefits                                                                          265,500                  217,900
Occupancy                                                                                           10,550                   11,200
Federal insurance and operating assessments                                                         10,150                    9,100
Data processing and outside service fees                                                            31,550                   27,800
Other operating expense                                                                             78,500                   86,650
                                                                                               -----------              -----------
                                                                                                   396,250                  352,650
                                                                                               -----------              -----------

Income before income taxes                                                                         461,750                  532,750
Income taxes                                                                                       168,950                  201,700
                                                                                               -----------              -----------
Net income                                                                                     $   292,800              $   331,050
                                                                                               ===========              ===========

Basic earnings per share                                                                       $      0.25              $      0.29
Diluted earnings per share                                                                     $      0.25              $      0.29
Dividends paid per share                                                                       $      0.12              $      0.12

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                  2001                     2000
                                                                                               -----------              -----------
Interest and dividend income:
Loans                                                                                          $ 3,426,650              $ 2,980,650
Investment securities                                                                               78,100                   88,200
Short-term cash investments                                                                        364,950                  114,700
                                                                                               -----------              -----------
     Total interest income                                                                       3,869,700                3,183,550
                                                                                               -----------              -----------
Interest expense:
Interest on deposits                                                                             2,132,600                1,478,600
Interest on ESOP debt                                                                                6,350                    8,500
                                                                                               -----------              -----------
     Total interest expense                                                                      2,138,950                1,487,100
                                                                                               -----------              -----------

Net interest income before provision for loan losses                                             1,730,750                1,696,450
Provision for loan losses                                                                          (18,000)                 (15,500)
                                                                                               -----------              -----------
Net interest income after provision for loan losses                                              1,712,750                1,680,950
                                                                                               -----------              -----------
Noninterest income:
Service charges and fees                                                                            28,200                   21,700
Other                                                                                                8,350                    2,800
                                                                                               -----------              -----------
                                                                                                    36,550                   24,500
                                                                                               -----------              -----------
Noninterest expense:
Compensation and benefits                                                                          515,400                  409,150
Occupancy                                                                                           20,800                   24,200
Federal insurance and operating assessments                                                         19,750                   23,800
Data processing and outside service fees                                                            60,250                   54,000
Other operating expense                                                                            141,600                  163,550
                                                                                               -----------              -----------
                                                                                                   757,800                  674,700
                                                                                               -----------              -----------

Income before income taxes                                                                         991,500                1,030,750
Income taxes                                                                                       365,400                  381,350
                                                                                               -----------              -----------
Net income                                                                                     $   626,100              $   649,400
                                                                                               ===========              ===========

Basic earnings per share                                                                       $      0.54              $      0.56
Diluted earnings per share                                                                     $      0.54              $      0.56
Dividends paid per share                                                                       $      0.24              $      0.24

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



FOR THREE MONTHS ENDED MARCH 31:                                                                     2001                   2000
                                                                                                   ---------              ---------
Net income                                                                                         $ 292,800              $ 331,050
                                                                                                   ---------              ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                                          (28,200)               (30,150)
    Less:  reclassification adjustments for gains included
                  in net income                                                                         --                     --
                                                                                                   ---------              ---------
Other comprehensive income                                                                           (28,200)               (30,150)
                                                                                                   ---------              ---------
Comprehensive income                                                                               $ 264,600              $ 300,900
                                                                                                   =========              =========


FOR SIX MONTHS ENDED MARCH 31:                                                                       2001                   2000
                                                                                                   ---------              ---------
Net income                                                                                         $ 626,100              $ 649,400
                                                                                                   ---------              ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                                          122,850                (85,250)
    Less:  reclassification adjustments for gains included
                  in net income                                                                         --                     --
                                                                                                   ---------              ---------
Other comprehensive income                                                                           122,850                (85,250)
                                                                                                   ---------              ---------
Comprehensive income                                                                               $ 748,950              $ 564,150
                                                                                                   =========              =========



See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                   2001                    2000
                                                                                               ------------            ------------
Net income                                                                                     $    626,100            $    649,400
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                                                    16,850                  17,100
     ESOP contribution expense charged to paid-in capital                                             6,950                   9,850
     Provision for loan losses                                                                       18,000                  15,500
     Amortization of discounts/premiums on investments                                                 --                      (100)
     Amortization of unearned ESOP shares                                                            29,400                  29,400
     Amortization of unearned RRP shares                                                             28,400                  28,400
Changes in assets and liabilities:
     Prepaid expenses and other assets                                                             (151,900)                (11,500)
     Accrued interest receivable                                                                     24,150                     800
     Accrued expenses and other liabilities                                                          75,400                  50,700
     Income taxes payable and deferred income taxes                                                 (22,500)                  1,050
                                                                                               ------------            ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        650,850                 790,600
                                                                                               ------------            ------------

Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                                                        529,200              (7,254,000)
Proceeds from sale of foreclosed assets                                                             157,450                    --
Purchase of available for sale investment securities                                                (39,700)                (10,300)
Maturity of available for sale investment securities                                                   --                   500,000
Purchase of property and equipment                                                                     (700)                 (7,200)
                                                                                               ------------            ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              646,250              (6,771,500)
                                                                                               ------------            ------------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                                               9,577,000               3,272,600
Principal payments on ESOP debt                                                                     (29,450)                (29,450)
Repurchase of common stock for the Treasury                                                        (129,200)               (135,100)
Dividends paid                                                                                     (277,950)               (279,500)
                                                                                               ------------            ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES

                                                                                                  9,140,400               2,828,550
                                                                                               ------------            ------------
Net increase in cash and cash equivalents
                                                                                                 10,437,500              (3,152,350)
Cash and cash equivalents:
   Beginning                                                                                      6,735,850               6,501,050
                                                                                               ------------            ------------
   Ending                                                                                      $ 17,173,350            $  3,348,700
                                                                                               ============            ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                                      $  1,039,050            $  1,499,400
                                                                                               ============            ============
Cash payment of income taxes                                                                   $    422,000            $    389,100
                                                                                               ============            ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings                                  $     51,550            $     56,650
                                                                                               ============            ============
Transfer of loans to foreclosed assets                                                         $    449,200            $       --
                                                                                               ============            ============
Incr. (decr.) in unrealized gain on investment securities                                      $    122,850            $    (85,250)
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

NOTE 2.  ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. The MHC has since received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.0% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

The establishment of the Company was treated similar to a pooling of interests for accounting purposes. Therefore, the consolidated capitalization, assets, liabilities, income and expenses of the Company immediately following its formation were substantially the same as those of the Association immediately prior to the formation, all of which are shown on the Company's books at their historical recorded values.

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

NOTE 4.  DIVIDENDS DECLARED

On March 19, 2001, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of March 30, 2001 and payable on April 10, 2001. The dividends declared were accrued and reported as dividends payable in the March 31, 2001 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE 5.  EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2001 and 2000 is presented below.

FOR THE THREE MONTHS ENDED MARCH 31:                                                                  2001                   2000
                                                                                                    ---------              ---------
Weighted average shares outstanding for Basic EPS                                                   1,144,359              1,154,357
Plus incremental shares from assumed issuances of shares
  pursuant to stock option and stock award plans                                                         --                    1,715
                                                                                                    ---------              ---------
Weighted average shares outstanding for diluted EPS                                                 1,144,359              1,156,072
                                                                                                    =========              =========

FOR THE SIX MONTHS ENDED MARCH 31:                                                                    2001                   2000
                                                                                                    ---------              ---------
Weighted average shares outstanding for Basic EPS                                                   1,147,377              1,156,428
Plus incremental shares from assumed issuances of shares
  pursuant to stock option and stock award plans                                                         --                    2,880
                                                                                                    ---------              ---------
Weighted average shares outstanding for diluted EPS                                                 1,147,377              1,159,308
                                                                                                    =========              =========

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND MARCH 31, 2001:

Total assets increased by $10.1 million to $93.4 million at March 31, 2001 from $83.3 million at September 30, 2000. Total assets increased during the six months ended March 31, 2001 primarily due to an increase in deposits of approximately $9.6 million during the period. The deposit increase and a rise in loan repayments created an increase in cash and short term cash investments of approximately $10.4 million for the six month period.

Net loans receivable decreased by $1.0 million to $71.6 million at March 31, 2001 from $72.6 million at September 30, 2000. The decline was attributable to decreased construction lending as builders became more cautious of carrying speculative inventories in a slowing economy. Assuming interest rates remain fairly stable or decline, management believes that its loan portfolio has potential for future growth because the Company operates in lending markets that have had sustained strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will continue.

Investment securities increased by $237,850 to $3.6 million at March 31, 2001 from $3.4 million at September 30, 2000. The increase is attributable to an unrealized gain in the fair value of Company's portfolio of investment securities and an additional $39,700 purchase of FHLB of Atlanta stock. At March 31, 2001, the Company's investment portfolio had approximately $1.0 million in net unrealized gains.

The Company had no borrowings outstanding during the period other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current six month period, the Company made principal payments totaling $29,450 plus interest on the ESOP note, reducing the outstanding balance of the note to $117,700 at March 31, 2001. The Company is committed to making retirement plan contributions sufficient to amortize the debt over its seven year term, and as such, has reported the debt on its balance sheet. The Company recorded retirement plan expense of approximately $36,750 during the six month period ended March 31, 2001. The Company also has recorded a liability of 428,200 at March 31, 2001 for the ESOP put option.

On June 21, 1999, the Board of Directors of the Company approved the adoption of a stock repurchase program authorizing the Company to repurchase up to 60,793 shares or 5.00% of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At March 31, 2001 the Company had repurchased 55,065 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND MARCH 31, 2001 (CONTINUED):

Retained earnings increased by $297,850 to $9.7 million at March 31, 2001 from $9.4 million at September 30, 2000. The increase is attributable to the Company's earnings during the six month period ended March 31, 2001, reduced by $276,700 in dividends declared during the period and a $51,550 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At March 31, 2001, the Company's capital amounted to $14.5 million, which as a percentage of total assets was 15.53%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 0.55% at March 31, 2001 and 0.00% at September 30, 2000. The Company's non-performing loans at March 31, 2001 amounted to $393,750 and consisted of three single family residential mortgage loans, the largest of which was brought current subsequent to March 31, 2001. The Company also has reported foreclosed assets of $291,750 at March 31, 2001, which consisted of two recently completed single family residential construction loans from the same builder. The Company currently believes that any loss associated with these loans or foreclosures will be minimal. There were no loans charged off during the current quarter or six month period ended March 31, 2001. Based on management's analysis of the adequacy of its allowances, a $18,000 provision for additional loan loss allowances was made during the six month period ended March 31, 2001. The Company's loan loss allowance was $298,000 at March 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000:

GENERAL. Net income for the three month period ended March 31, 2001 was $292,800, or $38,250 less than the $331,050 earned during the same quarter in 2000. Net income for the six month period ended March 31, 2001 was $626,100, or $23,300 less than the $649,400 earned during the same period in 2000. As discussed below, decreases in net interest income between the comparable periods coupled with increases in non-interest expenses was primarily responsible for the change in net income during the current quarter. Increases in certain non-interest expenses was primary responsible for the change in net income during the current six month period as compared to the same period a year earlier.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (CONTINUED):

INTEREST INCOME. Interest income increased by $309,950 from $1,629,900 for the three months ended March 31, 2000 to $1,939,850 for the three months ended March 31, 2001. The change in interest income resulted from a $16.4 million increase in the average balance of outstanding interest-earning assets between the quarters. Interest income increased by $686,150 from $3,183,550 for the six months ended March 31, 2000 to $3,869,700 for the six months ended March 31, 2001. The change in interest income resulted from a $14.8 million increase in the average balance of outstanding interest earning assets and a 19 basis point increase in the yield on interest-earning assets between the periods. The Company's yield on interest earning assets was 8.51% and 8.41% for the quarter and six month period ended March 31, 2000; respectively, and 8.45% and 8.60% for the quarter and six month period ended March 31, 2001; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. The increase in customer deposits during the current quarter and six month period was the primary cause for the rise in interest earning assets between the quarters.

INTEREST EXPENSE. Interest expense increased by $346,800 from $748,450 for the three months ended March 31, 2000 to $1,095,250 for the three months ended March 31, 2001. Interest expense increased by $651,850 from $1,487,100 for the three months ended March 31, 2000 to $2,138,950 for the three months ended March 31, 2001.The increases were primarily the result of both an increase in volume of interest bearing deposits outstanding and a rise in the Company's cost of funds between the periods. The Company's outstanding interest bearing deposits increased by approximately $15.7 million during the three months ended March 31, 2001 as compared with the three months ended March 31, 2000 and by approximately $14.2 million during the six months ended March 31, 2001 as compared with the same period a year earlier. The growth in the volume of interest bearing deposits occurred due to an aggressive marketing campaign to increase customer deposits. As a result of the campaign and overall higher market rates, the Company's cost of funds increased from 5.12% and 5.06% for the quarter and six month period ended March 31, 2000; respectively, to 5.96% and 5.95% for the quarter and six month period ended March 31, 2001, respectively.

NET INTEREST INCOME. Net interest income decreased by $36,850 from $881,450 for the three months ended March 31, 2000 to $844,600 for the three months ended March 31, 2001. Net interest income increased by $34,300 from $1,696,450 for the six months ended March 31, 2000 to $1,730,750 for the six months ended March 31, 2001. As explained above, the changes in net interest income resulted primarily from an increase in the volume of interest earning assets, coupled with a significant rise in the Company's cost of funds. The Company's interest rate spread was 2.49% and 2.65% for the current quarter and six month period ended March 31, 2001; respectively, as compared to 3.38% and 3.34% for the quarter and six month period ended March 31, 2000; respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES. The Company provided $10,000 and $18,000 in loan loss provisions during the current quarter and six month period ended March 31, 2001; respectively, as compared to $8,000 and $15,500 during the three and six month period; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

NON-INTEREST EXPENSE. Non-interest expense increased by $43,600 to $396,250 for the three month period ended March 31, 2001 from $352,650 for the comparable quarter in 2000. Non-interest expense increased by $83,100 to $757,800 for the six month period ended March 31, 2001 from $674,700 for the same period a year earlier. The only significant dollar increase in any category of non-interest expense occurred in area of compensation and related benefits, which increased from $217,900 during the quarter ended March 31, 2000 to $265,500 in the current quarter, and from $409,150 during the six month period ended March 31, 2000 to $515,400 in the six months ended March 31, 2001. The increase in compensation and benefits occurred primarily due to the addition of a full time senior lending officer at the start of the current year, and because of an approximately 125% increase in the cost of health insurance coverage between the periods for the Company's employees.

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

During the six month period ended March 31, 2001, cash and cash equivalents, a significant source of liquidity, increased by approximately $10.4 million. Proceeds from the Company's operations contributed $650,850 in cash during the period. An increase in deposits of approximately $9.6 million, offset by dividends paid of $277,950 and treasury stock purchases of $129,200 provided the source of approximately $9.1 million of cash from financing activities. Net loan repayments of approximately $529,200 also provided cash during the six month period ended March 31, 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED):

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

                          WAKE FOREST BANCSHARES, INC.

Part II. OTHER INFORMATION

        Item 1.   Legal Proceedings

                  The Company is not engaged in any material legal proceedings at the present time. Occasionally, the Association is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

        Item 2.   Changes in Securities

                  None

        Item 3.   Defaults Upon Senior Securities

                  None

        Item 4.   Submission of Matters to a Vote of Security Holders

        On February 20, 2001, the annual meeting of stockholders was held to consider and vote upon the election of four directors of the Company and to ratify the appointment of Dixon Odom PLLC as independent auditors for the Company's fiscal year ending September 30, 2001. All items were approved by the stockholders as shown below.

Vote concerning the election of directors of the Company:

                                 For     Against     Withheld       Total
                            --------------------------------------------------
John D. Lyon                   999,165      -          2,688      1,001,853
Rodney M. Privette             989,865      -         11,988      1,001,853
William S. Wooten              999,165      -          2,688      1,001,853
Leelan A. Woodlief             999,165      -          2,688      1,001,853

Vote concerning ratification of Dixon Odom PLLC as independent auditors for the year ending September 30, 2001:

                                 For     Against     Abstained      Total
                            --------------------------------------------------
                             1,000,403      -          1,450      1,001,853

The foregoing matters are described in detail in the Company's proxy statement dated January 18, 2001 for the 2001 Annual Meeting of stockholders.

        Item 5.   Other Information

                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  a)       Exhibit 27.01 Financial Data Schedule

                  b) No reports on Form 8-K were filed for the period covered by this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WAKE FOREST BANCSHARES, INC.

Dated    May 11, 2001                 By:  /s/ Anna O. Sumerlin
      ----------------------------         -----------------------------------
                                           Anna O. Sumerlin
                                           President and CEO

Dated    May 11, 2001                 By:  /s/ Robert C. White
      ----------------------------         -----------------------------------
                                           Robert C. White
                                           Chief Financial Officer & VP