Form 10QSB
period 2001-06-30
WAKE FOREST BANCSHARES INC
filed 2001-08-08
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from                     to
                                                          ----------------------

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2001 there were issued and outstanding 1,155,526 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes_____ No   X
                                                            ----

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


Item 1.  Financial Statements

Consolidated statements of financial condition at June 30, 2001 (unaudited)
     and September 30, 2000                                                                                            1
Consolidated statements of income for the three months ended June 30, 2001
     and June 30, 2000 (unaudited)                                                                                     2
Consolidated statements of income for the nine months ended June 30, 2001
     and June 30, 2000 (unaudited)                                                                                     3
Consolidated statements of comprehensive income for the three and nine months ended
     June 30, 2001 and June 30, 2000 (unaudited) 4 Consolidated statements of cash flows for the nine months ended
     June 30, 2001 and June 30, 2000 (unaudited)                                                                       5
Notes to consolidated financial statements (unaudited)                                                             6 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                               8 -12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            13
Item 2.  Changes in Securities                                                                                        13
Item 3.  Defaults upon Senior Securities                                                                              13
Item 4.  Submission of Matters to a Vote of Security Holders                                                          13
Item 5.  Other Information                                                                                            13
Item 6.  Exhibits and Reports on Form 8-K                                                                             13

Signatures                                                                                                            14

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2001 AND SEPTEMBER 30, 2000


                                                                                    JUNE 30,         SEPTEMBER 30,
ASSETS                                                                                2001                2000
                                                                            -------------------- -------------------
                                                                                  (Unaudited)
Cash and short-term cash investments                                        $         15,490,400 $         6,735,850
Investment securities:
  Available for sale, at estimated market value                                        3,091,400           3,065,550
  FHLB stock                                                                             330,400             290,700
Loans receivable, net                                                                 74,306,850          72,564,150
Accrued interest receivable                                                              110,300             126,800
Foreclosed assets, net                                                                   490,550                   -
Property and equipment, net                                                              408,200             432,900
Prepaid expenses and other assets                                                         60,650              52,400
                                                                            -------------------- -------------------
          Total Assets                                                      $         94,288,750 $        83,268,350
                                                                            ==================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $         78,115,600 $        67,874,400
Accrued expenses and other liabilities                                                   599,500             434,500
Dividends payable                                                                        138,650             140,550
Note payable- ESOP                                                                       103,000             147,150
Deferred income taxes                                                                    222,700             152,950
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                                            566,500             347,250
                                                                            -------------------- -------------------
         Total liabilities                                                            79,745,950          69,096,800
                                                                            -------------------- -------------------
Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,215,862                                                                        12,150              12,150
Additional paid-in capital                                                             4,972,950           4,916,450
Accumulated other comprehensive income                                                   667,250             496,250
Retained earnings, substantially restricted                                            9,693,650           9,352,150
Less: Common stock in treasury, at cost                                                 (803,200)           (605,450)
                                                                            -------------------- -------------------
Total stockholders' equity                                                            14,542,800          14,171,550
                                                                            -------------------- -------------------
Total liabilities and stockholders' equity                                  $         94,288,750 $        83,268,350
                                                                            ==================== ===================

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                              2001                 2000
                                                                         -----------------    -----------------
Interest and dividend income:
Loans                                                                 $         1,757,600 $          1,655,650
Investment securities                                                              38,200               38,950
Short-term cash investments                                                       163,200               84,100
                                                                         -----------------    -----------------
     Total interest income                                                      1,959,000            1,778,700
                                                                         -----------------    -----------------
Interest expense:
Interest on deposits                                                            1,124,050              867,500
Interest on ESOP debt                                                               2,150                4,200
                                                                         -----------------    -----------------
     Total interest expense                                                     1,126,200              871,700
                                                                         -----------------    -----------------

Net interest income before provision for loan losses                              832,800              907,000
Provision for loan losses                                                         (10,500)              (9,500)
                                                                         -----------------    -----------------
Net interest income after provision for loan losses                               822,300              897,500
                                                                         -----------------    -----------------
Noninterest income:
Service charges and fees                                                           18,600               11,700
Other                                                                                 450                  100
                                                                         -----------------    -----------------
                                                                                   19,050               11,800
                                                                         -----------------    -----------------
Noninterest expense:
Compensation and benefits                                                         241,350              237,000
Occupancy                                                                          10,250               11,050
Federal insurance and operating assessments                                        10,300                9,200
Data processing and outside service fees                                           27,000               24,750
Other operating expense                                                            67,150               78,850
                                                                         -----------------    -----------------
                                                                                  356,050              360,850
                                                                         -----------------    -----------------

Income before income taxes                                                        485,300              548,450
Income taxes                                                                      180,650              207,700
                                                                         -----------------    -----------------
Net income                                                            $           304,650 $            340,750
                                                                         =================    =================

Basic earnings per share                                              $              0.27 $               0.30
Diluted earnings per share                                            $              0.27 $               0.30
Dividends paid per share                                              $              0.12 $               0.12

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                               2001                 2000
                                                                         -----------------    -----------------
Interest and dividend income:
Loans                                                                 $         5,184,250 $          4,636,300
Investment securities                                                             116,250              127,150
Short-term cash investments                                                       528,200              198,800
                                                                         -----------------    -----------------
     Total interest income                                                      5,828,700            4,962,250
                                                                         -----------------    -----------------
Interest expense:
Interest on deposits                                                            3,256,700            2,346,100
Interest on ESOP debt                                                               8,500               12,700
                                                                         -----------------    -----------------
     Total interest expense                                                     3,265,200            2,358,800
                                                                         -----------------    -----------------

Net interest income before provision for loan losses                            2,563,500            2,603,450
Provision for loan losses                                                         (28,500)             (25,000)
                                                                         -----------------    -----------------
Net interest income after provision for loan losses                             2,535,000            2,578,450
                                                                         -----------------    -----------------
Noninterest income:
Service charges and fees                                                           46,800               33,400
Other                                                                               8,850                2,900
                                                                         -----------------    -----------------
                                                                                   55,650               36,300
                                                                         -----------------    -----------------
Noninterest expense:
Compensation and benefits                                                         756,750              646,150
Occupancy                                                                          31,100               35,250
Federal insurance and operating assessments                                        30,000               33,000
Data processing and outside service fees                                           87,300               78,700
Other operating expense                                                           208,700              242,450
                                                                         -----------------    -----------------
                                                                                1,113,850            1,035,550
                                                                         -----------------    -----------------

Income before income taxes                                                      1,476,800            1,579,200
Income taxes                                                                      546,100              589,050
                                                                         -----------------    -----------------
Net income                                                            $           930,700 $            990,150
                                                                         =================    =================

Basic earnings per share                                              $              0.81 $               0.86
Diluted earnings per share                                            $              0.81 $               0.86
Dividends paid per share                                              $              0.36 $               0.36

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



FOR THREE MONTHS ENDED JUNE 30:                                                2001                 2000
                                                                         -----------------    -----------------

Net income                                                            $           304,650 $            340,750
                                                                         -----------------    -----------------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                        48,150              (31,150)
    Less:  reclassification adjustments for gains included
                  in net income                                                         -                    -
                                                                         -----------------    -----------------
Other comprehensive income                                                         48,150              (31,150)
                                                                         -----------------    -----------------
Comprehensive income                                                  $           352,800 $            309,600
                                                                         =================    =================

FOR NINE MONTHS ENDED JUNE 30:                                                 2001                 2000
                                                                         -----------------    -----------------

Net income                                                            $           930,700 $            990,150
                                                                         -----------------    -----------------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                       171,000             (116,400)
    Less:  reclassification adjustments for gains included
                  in net income                                                         -                    -
                                                                         -----------------    -----------------
Other comprehensive income                                                        171,000             (116,400)
                                                                         -----------------    -----------------
Comprehensive income                                                  $         1,101,700 $            873,750
                                                                         =================    =================

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                    2001                 2000
                                                                             -------------------   ------------------
Net income                                                                $             930,700 $            990,150
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                        25,400               25,800
     ESOP contribution expense charged to paid-in capital                                14,000               13,100
     Provision for loan losses                                                           28,500               25,000
     Deferred income taxes                                                             (35,050)             (18,700)
     Amortization of unearned ESOP shares                                                44,150               44,150
     Amortization of unearned RRP shares                                                 42,550               42,550
Changes in assets and liabilities:
     Prepaid expenses and other assets                                                   (8,250)               1,000
     Accrued interest receivable                                                         16,500              (31,750)
     Accrued expenses and other liabilities                                             165,000              191,000
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,223,500            1,282,300
                                                                             -------------------   ------------------

Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                                         (2,533,850)          (7,817,550)
Proceeds from sale of foreclosed assets                                                 272,100                    -
Purchase of available for sale investment securities                                    (39,700)             (10,300)
Maturity of available for sale investment securities                                    250,000              500,000
Purchase of property and equipment                                                         (700)             (14,500)
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (2,052,150)          (7,342,350)
                                                                             -------------------   ------------------

Cash Flows From Financing Activities:
Net increase (decrease)  in deposits                                                 10,241,200            8,370,500
Principal payments on ESOP debt                                                         (44,150)             (44,150)
Repurchase of common stock for the Treasury                                            (197,750)            (216,350)
Dividends paid                                                                         (416,100)            (421,200)
                                                                             -------------------   ------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                           9,583,200            7,688,800
                                                                             -------------------   ------------------
Net increase in cash and cash equivalents                                             8,754,550            1,628,750
Cash and cash equivalents:
   Beginning                                                                          6,735,850            6,501,050
                                                                             -------------------   ------------------
   Ending                                                                 $          15,490,400 $          8,129,800
                                                                             ===================   ==================
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                 $           3,277,000 $          2,362,850
                                                                             ===================   ==================
Cash payment of income taxes                                              $             587,000 $            605,100
                                                                             ===================   ==================
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings             $             175,100 $             92,700
                                                                             ===================   ==================
Transfer of loans to foreclosed assets                                    $             762,650 $                  -
                                                                             ===================   ==================
Incr. (decr.)  in unrealized gain on investment securities                $             171,000 $           (116,400)
                                                                             ===================   ==================

See Notes to Consolidated Financial Statements.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS

Wake Forest Bancshares, Inc. (the "Company") is located in Wake Forest, North Carolina and is the parent stock holding company of Wake Forest Federal Savings and Loan Association (the "Association" or "Wake Forest Federal"), it's only subsidiary. The Company conducts no business other than holding all of the stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The Association's principal activities consist of obtaining deposits and providing mortgage credit to customers in its primary market area, the counties of Wake and Franklin, North Carolina. The Company's and the Association's primary regulator is the Office of Thrift Supervision (OTS) and its deposits are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC).


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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2000, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2001. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2000 Annual Report to Stockholders.

NOTE  4.    DIVIDENDS DECLARED

On June 18, 2001, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of June 29, 2001 and payable on July 10, 2001. The dividends declared were accrued and reported as dividends payable in the June 30, 2001 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2001 and 2000 is presented below.


FOR THE THREE MONTHS ENDED JUNE 30:                                         2001               2000
                                                                      -----------------  -----------------
Weighted average shares outstanding for Basic EPS                            1,140,692          1,149,946
Plus incremental shares from assumed issuances of shares
   pursuant to stock option and stock award plans                                3,456                  -
                                                                      -----------------  -----------------
Weighted average shares outstanding for diluted EPS                          1,144,148          1,149,946
                                                                      =================  =================

FOR THE NINE MONTHS ENDED JUNE 30:                                          2001               2000
                                                                      -----------------  -----------------
Weighted average shares outstanding for Basic EPS                            1,145,148          1,154,275
Plus incremental shares from assumed issuances of shares
   pursuant to stock option and stock award plans                                  656                524
                                                                      -----------------  -----------------
Weighted average shares outstanding for diluted EPS                          1,145,804          1,154,799
                                                                      =================  =================

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2001:

Total assets increased by $11.0 million to $94.3 million at June 30, 2001 from $83.3 million at September 30, 2000. Total assets increased during the nine months ended June 30, 2001 primarily due to an increase in deposits of approximately $10.2 million during the period. The rise in deposits created an increase in cash and short term cash investments of approximately $8.8 million for the nine month period.

Net loans receivable increased by $1.7 million to $74.3 million at June 30, 2001 from $72.6 million at September 30, 2000. The increase was attributable to continued growth in the Association's permanent commercial mortgage portfolio. Assuming interest rates remain fairly stable or decline, management believes that its loan portfolio has potential for future growth because the Company operates in lending markets that have had sustained strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will continue.

Investment securities increased by $66,000 to $3.4 million at June 30, 2001 from $3.3 million at September 30, 2000. The increase is attributable to an unrealized gain in the fair value of Company's portfolio of investment securities and an additional $39,700 purchase of FHLB of Atlanta stock. During June, 2001, $250,000 in bonds were called. At June 30, 2001, the Company's investment portfolio had approximately $1.1 million in net unrealized gains.

The Company had no borrowings outstanding during the period other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current nine month period, the Company made principal payments totaling $44,150 plus interest on the ESOP note, reducing the outstanding balance of the note to $103,000 at June 30, 2001. The Company is committed to making retirement plan contributions sufficient to amortize the debt over its seven year term, and as such, has reported the debt on its balance sheet. The Company recorded retirement plan expense of approximately $58,800 during the nine month period ended June 30, 2001. The Company also has recorded a liability of 566,500 at June 30, 2001 for the ESOP put option.

On June 21, 1999, the Board of Directors of the Company approved the adoption of a stock repurchase program authorizing the Company to repurchase up to 60,793 shares or 5.00% of its outstanding common stock. In May 2001, the Board approved the repurchase of an additional $250,000 of its common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At June 30, 2001 the Company had repurchased 60,336 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2001 (CONTINUED):

Retained earnings increased by $341,500 to $9.7 million at June 30, 2001 from $9.4 million at September 30, 2000. The increase is attributable to the Company's earnings during the nine month period ended June 30, 2001, reduced by $414,100 in dividends declared during the period and a $175,100 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At June 30, 2001, the Company's capital amounted to $14.5 million, which as a percentage of total assets was 15.42%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 0.63% at June 30, 2001 and 0.00% at September 30, 2000. The Company's non-performing loans at June 30, 2001 amounted to $468,931 and consisted of one single family residential mortgage loan. No loss is expected because the borrower has contracted to sell the home and the closing is scheduled for early August, 2001. The Company also has reported foreclosed assets of $490,550 at June 30, 2001, which consisted of four recently completed single family residential construction loans from the same builder. The Company currently believes that any loss associated with these foreclosures will be minimal. There were no loans charged off during the current quarter or nine month period ended June 30, 2001. Based on management's analysis of the adequacy of its allowances, a $28,500 provision for additional loan loss allowances was made during the nine month period ended June 30, 2001. The Company's loan loss allowance was $308,500 at June 30, 2001.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000:

GENERAL. Net income for the three month period ended June 30, 2001 was $304,650, or $36,100 less than the $340,750 earned during the same quarter in 2000. Net income for the nine month period ended June 30, 2001 was $930,700, or $59,450 less than the $990,150 earned during the same period in 2000. As discussed below, decreases in net interest income between the comparable periods was primarily responsible for the change in net income during the current quarter. Increases in certain non-interest expenses coupled with a decrease in net interest income were primary responsible for the change in net income during the current nine month period as compared to the same period a year earlier.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (CONTINUED):

INTEREST INCOME. Interest income increased by $180,300 from $1,778,700 for the three months ended June 30, 2000 to $1,959,000 for the three months ended June 30, 2001. The change in interest income resulted from a $13.3 million increase in the average balance of outstanding interest-earning assets between the quarters. Interest income increased by $866,450 from $4,962,250 for the nine months ended June 30, 2000 to $5,828,700 for the nine months ended June 30, 2001. The change in interest income resulted from a $14.3 million increase in the average balance of outstanding interest earning assets. The Company's yield on interest earning assets was 8.65% and 8.50% for the quarter and nine month period ended June 30, 2000; respectively, and 8.08% and 8.42% for the quarter and nine month period ended June 30, 2001; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. The increase in customer deposits during the current quarter and nine month period was the primary cause for the rise in interest earning assets between the periods.

INTEREST EXPENSE. Interest expense increased by $254,500 from $871,700 for the three months ended June 30, 2000 to $1,126,200 for the three months ended June 30, 2001. Interest expense increased by $906,400 from $2,358,800 for the nine months ended June 30, 2000 to $3,265,200 for the nine months ended June 30, 2001. The increases were primarily the result of both an increase in volume of interest bearing deposits outstanding and a rise in the Company's cost of funds between the periods. The Company's outstanding interest bearing deposits increased by approximately $12.6 million during the three months ended June 30, 2001 as compared with the three months ended June 30, 2000 and by approximately $13.7 million during the nine months ended June 30, 2001 as compared with the same period a year earlier. The growth in the volume of interest bearing deposits occurred due to an aggressive marketing campaign to increase customer deposits. As a result of the campaign and overall higher market rates, the Company's cost of funds increased from 5.52% and 5.22% for the quarter and nine month period ended June 30, 2000; respectively, to 5.81% and 5.90% for the quarter and nine month period ended June 30, 2001, respectively.

NET INTEREST INCOME. Net interest income decreased by $74,200 from $907,000 for the three months ended June 30, 2000 to $832,800 for the three months ended June 30, 2001. Net interest income decreased by $39,950 from $2,603,450 for the nine months ended June 30, 2000 to $2,563,500 for the nine months ended June 30, 2001. As explained above, the changes in net interest income resulted primarily from an increase in the volume of interest earning assets, coupled with a significant rise in the Company's cost of funds. The Company's interest rate spread was 2.27% and 2.52% for the current quarter and nine month period ended June 30, 2001; respectively, as compared to 3.13% and 3.28% for the quarter and nine month period ended June 30, 2000; respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES. The Company provided $10,500 and $28,500 in loan loss provisions during the current quarter and nine month period ended June 30, 2001; respectively, as compared to $9,500 and $25,000 during the three and nine month period; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

NON-INTEREST EXPENSE. Non-interest expense decreased by $4,800 to $356,050 for the three month period ended June 30, 2001 from $360,850 for the comparable quarter in 2000. Non-interest expense increased by $78,300 to $1,113,850 for the nine month period ended June 30, 2001 from $1,035,550 for the same period a year earlier. There was no significant change in any category of non-interest expense during the current quarter when compared to the same quarter a year earlier. The only significant dollar increase in any category of non-interest expense during the nine months ended June 30, 2001 when compared to the same period a year earlier occurred in area of compensation and related benefits, which increased from $646,150 during the nine month period ended June 30, 2000 to $756,750 in the nine months ended June 30, 2001. The increase in compensation and benefits occurred primarily due to the addition of a full time senior lending officer at the start of the current year, and because of an approximately 73% increase in the cost of health insurance coverage between the periods for the Company's employees.


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

During the nine month period ended June 30, 2001, cash and cash equivalents, a significant source of liquidity, increased by approximately $8.8 million. Proceeds from the Company's operations contributed $1,223,500 in cash during the period. An increase in deposits of approximately $10.2 million, offset by dividends paid of $416,100 and treasury stock purchases of $197,750 provided the source of approximately $9.6 million of cash from financing activities. Net loan originations of approximately $2.5 million, reduced by matured investments and proceeds from the sale of foreclosed assets also utilized cash.

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

                          WAKE FOREST BANCSHARES, INC.


Dated    August 10, 2001              By:   s/s Anna O. Sumerlin
      --------------------------------      -----------------------------------
                                            Anna O. Sumerlin
                                            President and CEO

Dated    August 10, 2001              By:   s/s Robert C. White
      --------------------------------      ------------------------------------
                                            Robert C. White
                                            Chief Financial Officer & VP