Form 10KSB
period 2001-09-30
WAKE FOREST BANCSHARES INC
filed 2001-12-21
CIK 1085175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2001

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. |X|

         The revenues for the issuer's fiscal year ended September 30, 2001 were $7,752,900.

         The issuer had 1,155,026 shares of common stock outstanding as of September 30, 2001. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the common stock as of December 7, 2001 was $6,660,224 and $7,492,752, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Annual Report to Stockholders for the year ended September 30, 2001 are incorporated by reference into Parts I and II of this Form 10-KSB.

         Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

       Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS


PART I

         FORWARD-LOOKING STATEMENTS...............................................................................1
         Item 1.  Description of Business.........................................................................1
         Item 2.  Properties.....................................................................................27
         Item 3.  Legal Proceedings..............................................................................28
         Item 4.  Submission of Matters to a Vote of Security Holders............................................28

PART II

         Item 5.  Market for Common Stock and Related Stockholder Matters........................................28
         Item 6.  Management's Discussion and Analysis...........................................................28
         Item 7.  Financial Statements...........................................................................28
         Item 8.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.......................................................................29

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................29
         Item 10. Executive Compensation.........................................................................29
         Item 11. Security Ownership of Certain Beneficial Owners and Management.................................29
         Item 12. Certain Relationships and Related Transactions.................................................29
         Item 13. Exhibits, Lists and Reports on Form 8-K........................................................29

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

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         Wake Forest Bancshares, Inc. is a federally-chartered stock holding company for Wake Forest Federal Savings & Loan Association (the "Association"), a federally chartered stock savings and loan association which conducts business from its one office located in Wake Forest, North Carolina. The office is located in Wake County, North Carolina. The Company was formed on May 7, 1999 pursuant to an Agreement and Plan of Reorganization whereby the Company exchanged its common stock for all outstanding common stock of the Association. The Company is a majority owned subsidiary of Wake Forest Bancorp, M.H.C., a federal mutual holding company (the "MHC"). The Association was founded in 1922 as a building and loan association. In 1982, the Association converted from a North Carolina chartered mutual savings and loan association to a federally chartered mutual savings and loan association. During fiscal year 1996, the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. The Association is the Company's sole subsidiary. The Association's deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At September 30, 2001, the Company had total assets of $93.3 million, total deposits of $77.2 million and total stockholders' equity of $14.5 million.

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

         The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and interest expense on its interest-bearing liabilities, such as deposits. The Association also generates non-interest income such as service charges and other fees. The Association's non-interest expenses primarily consist of compensation and benefits, occupancy expenses, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at September 30, 2001. See "Regulation -- Regulation of Federal Savings Association -- Capital Requirements."

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

         The Board of Directors of the Association approved an Agreement and Plan of Reorganization (the "Plan of Reorganization") on November 16, 1998. The Plan of Reorganization provided for the establishment of the Company as a stock holding company parent of the Association. The Company is majority owned (approximately 55%) by the MHC. The reorganization into the "two-tier" mutual holding company structure (the "Reorganization") was approved by the Association's stockholders at their annual meeting held on February 23, 1999 and by regulatory authorities on April 9, 1999. The formation of the Company was consummated on May 7, 1999.

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

         The Association's market area has benefited from its close proximity to the "Research Triangle Park" which includes the cities of Chapel Hill, Durham and Raleigh. The commuting distance from the Research Triangle Park to the town of Wake Forest is approximately 20 miles. While most of the commercial development within the Research Triangle Park has been in Durham County, most of the residential development for the employees of the Research Triangle Park has taken place in Wake County. Northern Wake County is expected to benefit from the continued expansion of this area. Access to the Research Triangle Park will be enhanced when a segment of the Federal interstate highway system (the "outer loop") is completed, currently anticipated to be in approximately a year. The outer loop will cut driving time between Wake Forest and the Research Triangle Park by about 50%.

         Currently, employment within the region varies, from a more high tech and service-oriented industry near the Research Triangle Park to a more agricultural/manufacturing base further away from the Research Triangle Park. The largest employers in the northern Wake County area include Sprint, Weavexx, and Mallinckrodt. Proximity to the Research Triangle Park, to Raleigh-Durham International Airport and to the City of Raleigh, the state capital, should result in the future growth in the Association's market area.

         The population of the Association's market area grew rapidly during the 1990's and is expected to continue its growth over the next five years. Based on information provided by the Economic Development Program of the Wake Forest Chamber of Commerce, the town of Wake Forest's population was 5,851 in 1990 and doubled in size to 11,750 during 2000. This data also provides that the current population within a five mile radius of Wake Forest is 24,482 and is expected to grow by approximately 20% over the next five years. Residential owner-occupied households totaled 6,820 within a five mile radius of Wake Forest and are expected to increase by approximately 20% over the next five years.

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


                                                                                           AT SEPTEMBER 30,
                                                                        -------------------------------------------------
                                                                               2001                         2000
                                                                        ---------------------       ---------------------
                                                                                       % OF                        % OF
                                                                        AMOUNT         TOTAL        AMOUNT         TOTAL
                                                                        -------        ------       -------        ------
                                                                                       (DOLLARS IN THOUSANDS)
Type of loans:
   One- to four-family
      residential ..................................................    $27,251         36.51%      $27,073         37.31%
   Multi-family residential ........................................        325          0.44           187          0.26
   Commercial real estate ..........................................     15,104         20.24        10,595         14.60
   Land ............................................................      4,539          6.08         6,342          8.74
   Commercial construction .........................................      3,884          5.20         3,933          5.42
   Residential construction ........................................     28,597         38.32        26,859         37.01
   Equity line  mortgages ..........................................      2,461          3.30         3,338          4.60
   Lines of credit .................................................      5,030          6.74         5,786          7.97
   Savings account .................................................        144          0.19           644          0.89
                                                                        -------        ------       -------        ------
Total loans ........................................................     87,335        117.02        84,757        116.80
                                                                        -------        ------       -------        ------

Less:
   Deferred loan fees ..............................................        226          0.30           204          0.28
   Undisbursed portion of
      loans in process .............................................     12,158         16.29        11,709         16.14
   Allowance for loan losses .......................................        319          0.43           280          0.38
                                                                        -------        ------       -------        ------
                                                                         12,703         17.02        12,193         16.80
                                                                        -------        ------       -------        ------
Total loans receivable, net ........................................    $74,632        100.00%      $72,564        100.00%
                                                                        =======        ======       =======        ======


         Loan Maturity. The following table shows the contractual maturity of the Association's loans at September 30, 2001. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $35.8 million and $36.4 million for the years ended September 30, 2001 and 2000, respectively.



                                                                   AT SEPTEMBER 30, 2001
                    ----------------------------------------------------------------------------------------------------------------
                    RESIDENTIAL RESIDENTIAL                                                       EQUITY             SAVINGS
                      1 - 4      MULTI-     COMMERCIAL           COMMERCIAL       RESIDENTIAL      LINE     LINES OF ACCOUNT
                      FAMILY     FAMILY     REAL ESTATE  LAND  CONSTRUCTION(1)  CONSTRUCTION(1)  MORTGAGES   CREDIT   LOANS  TOTAL
                    ----------------------------------------------------------------------------------------------------------------

                                                                     (DOLLARS IN THOUSANDS)
Contractual maturity:
  One year or
    less.........    $ 5,094    $    --      $    --    $   31    $  2,217          $28,597      $    --   $  952   $  108  $36,999
                     -------    -------      -------    ------    --------          -------      -------   ------   ------  -------
  After one year:
   1 year to
    3 years......     18,633         --           23        19         872               --           --    2,203       21   21,771
   3 years to
    5 years......      1,637         --           90        40          --               --           --       92       15    1,874
   5 years to
    10 years.....        764         --          992     3,988          --               --           --    1,348       --    7,092
   10 years to
    20 years.....      1,123         --       10,666       461         795               --        2,461      435       --   15,941
   Over 20
    years........         --        325        3,333        --          --               --           --       --       --    3,658
                     -------    -------      -------    ------    --------          -------      -------   ------   ------  -------
   Total after one
    year.........     22,157        325       15,104     4,508       1,667               --        2,461    4,078       36   50,336
                     -------    -------      -------    ------    --------          -------      -------   ------   ------  -------
  Total amount
    due..........     27,251        325       15,104     4,539       3,884           28,597        2,461    5,030      144   87,335
                                -------
  Less undisbursed
   loans.........         --         --           --        --      (2,061)         (10,097)          --       --       --  (12,158)
                     -------    -------      -------    ------    --------          -------      -------   ------   ------  -------
  Net loans
   outstanding...    $27,251    $   325      $15,104     4,539    $  1,823          $18,500      $ 2,461   $5,030   $  144  $75,177
                     =======    =======      =======    ======    ========          =======      =======   ======   ======  =======


------------------
(1) Net of undisbursed loans in process. Certain construction loans which mature in periods beyond one year are lines of credit to contractors, the purpose of which is to provide for construction related funds.


         The following table sets forth the dollar amounts in each loan category at September 30, 2001 that are contractually due after September 30, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                          DUE AFTER SEPTEMBER 30, 2002
                                     --------------------------------------
                                     FIXED RATES   ADJUSTABLE RATES  TOTAL
                                     -----------   ---------------- -------
                                             (DOLLARS IN THOUSANDS)

One- to four-family residential ...    $ 1,996         $20,161      $22,157
Multi-family residential ..........        325              --          325
Commercial Real Estate ............        699          14,405       15,104
Land ..............................        112           4,396        4,508
Commercial construction ...........                      1,667        1,667
Residential construction ..........         --              --           --
Equity line mortgages .............         --           2,461        2,461
Lines of credit ...................         --           4,078        4,078
Savings account loans .............         36              --           36
                                       -------         -------      -------
Total .............................    $ 3,168         $47,168      $50,336
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

         One- to Four-Family Mortgage Lending. The Association offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to 15 years and 30 years, respectively, which are secured by one- to four-family residences, which generally are owner-occupied. Substantially all such loans are secured by property located in northern Wake County and southern Franklin Counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities. See "-Origination, Purchase, Sale and Servicing of Loans."

         At September 30, 2001, the Association's total loans were $74.6 million, of which $27.3 million, or 36.51% were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 7.33%, or $2.0 million, were fixed-rate loans and 92.67%, or $25.3 million, were adjustable-rate loans. The Association offers three to five year balloon loans, which are either called or modified based on the Association's interest rates currently in effect at the balloon date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the balloon date and the rate is adjusted to the Association's current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations throughout this document, such loans are considered to be adjustable. Such loans involve risks similar to more traditional adjustable rate loans because the Association modifies the loan documents at the end of the three and five year terms to adjust for rates currently offered by the Association for similar loans being originated on such dates. The loans are not generally underwritten again at modification unless the Association is aware of collateral or ability-to-pay issues.

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

         Construction Lending. The Association originates loans for construction to local real estate contractors in its market area, generally with whom it has an established relationship and to individuals for construction of one- to four-family residences. The Association's construction loans primarily have been made to finance the construction of one- to four-family residential properties which are generally owner-occupied. These loans are generally fixed-rate loans with maturities of six months with an automatic six month renewal. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property or the cost of construction, whichever is less, for construction of one- to four-family residences. All construction loans are subject to the limitation on loans-to-one-borrower and the Association considers the location of the proposed construction in order to avoid over-concentration in a single area. Prior to making a commitment to fund a construction loan, the Association requires an independent appraisal of the property by a state-certified appraiser if the requested amount exceeds $125,000. The Association's Chairman of the Board generally inspects each project at the commencement of construction and throughout the term of the construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant based upon a percentage of completion. At September 30, 2001, the Association had $18.5 million (net of undisbursed loan funds of $10.1 million) of residential construction loans which amounted to 38.32% of the Association's net loans outstanding. The largest residential construction loan in the Association's portfolio at September 30, 2001 was $1.0 million, is secured by a single family residence under construction and is performing according to its terms.

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

         The Association also originates construction loans on commercial properties. The underwriting requirements are similar to those required for construction loans on residential properties. However, the loan to value may not exceed 75% of the property's appraised value, certain debt service and income ratios are considered, and financial projections and business plans are reviewed. At September 30, 2001, the Association had $1.8 million (net of undisbursed loan funds of $2.1 million) of commercial construction loans which amounted to 5.20% of the Association's net loans outstanding. The largest commercial construction loan in the Association's portfolio at September 30, 2001 was $1.2 million, is secured by an area restaurant and is performing according to its terms.

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

         Commercial Real Estate Mortgage Lending. The Association originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings, located in the Association's market area as well as a significant number of church loans. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property and (ii) the Association's current loans-to-one-borrower limit. These loans are generally originated as three or five year balloon loans with amortization periods of up to 20 years. The Association's underwriting standards and procedures for these loans are similar to those applicable to its construction lending, whereby the Association considers factors such as the borrower's expertise, credit history and profitability. At September 30, 2001, the Association's commercial real estate mortgage portfolio was $15.1 million, or 20.24% of total loans outstanding. The largest commercial real estate loan in the Association's portfolio at September 30, 2001 was $1.9 million and is secured by a local retail shopping center.

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

         Equity Lines and Commercial Lines of Credit. The Association originates equity line loans on one- to four- residential properties and line of credit loans on commercial real estate. The Association's underwriting policies require that equity line loans on one-to four- residential properties be secured by real estate where the Association may or may not have the first mortgage on the property. The equity line loans on one-to four- residential properties may be made in amounts up to 80% of the appraised value or adjusted tax value of the property, and take into consideration any outstanding first mortgage liens in determining the loan-to-value ratio. Equity line loans are originated at prime plus 1% and adjust for changes in prime thereafter on the first day of the month following a change in prime. The terms on the equity line loans on one- to four-residential properties are for a period of 15 years. At September 30, 2001, the Association's equity line portfolio was $2.5 million, or 3.30% of total loans outstanding.

         The risks associated with equity line loans on one- to four-residential properties are generally similar to the risks associated with other forms of single-family residential lending due to the loan-to value limits placed on such loans. The lines are revolving and may or may not be fully disbursed at any given time.

         The Association's underwriting policies require that commercial lines of credit be secured by commercial real estate where the Association has a first mortgage position. Commercial lines of credit are made in amounts up to 75% of the appraised value of developed commercial real estate or 65% of the appraised value of undeveloped land. Commercial lines of credit are made with terms of between 3 and 10 years at prime plus 1%, with adjustments to prime made on the first day of the month following a change in prime. At September 30, 2001, the Association's commercial line of credit portfolio was $5.0 million, or 6.74% of total loans outstanding.

         The risks associated with lines of credit on commercial real estate is substantially the same as the risks described above on the Association's other forms of commercial real estate lending.

         Other Mortgage Lending. The Association also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for speculative purposes and a minor amount of farm land. Multi-family loans generally consist of residential properties with more than four units, typically apartment complexes, in which the Association has a participating interest through an affordable housing consortium. The Association does not solicit such loans which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers or to fulfill commitments to affordable housing consortiums. At September 30, 2001, the Association's total land loan portfolio was $4.5 million or 6.08% of total loans and its multi-family loan portfolio was $325,000 or 0.44% of total loans.

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

         Savings Account Loans. The Association offers loans secured by savings accounts at the Association. Interest rates charged on such loans are set at competitive rates, taking into consideration the amount and term of the loan and are available in amounts up to 95% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Association's Board of Directors. At September 30, 2001, the Association's savings account loan portfolio totaled $144,000 or 0.19% of total loans outstanding.

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



                                                                               AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                                               --------------------------------------
                                                                                   2001                      2000
                                                                               ------------               ----------
                                                                                       (DOLLARS IN THOUSANDS)

                Non-accrual loans: .............................................  $      --                $    --
                Accruing loans past due 90 days or more:
                   Single family, One- to four-family residential .............   $   1,009                $    --
                                                                                  ---------                -------
                Total non-performing loans .....................................  $   1,009                $    --
                                                                                  =========                =======
                Allowance for loan losses ......................................  $     319                $   280
                                                                                  =========                =======
                Real estate owned, net .........................................  $     391                $    --
                                                                                  =========                =======
                Ratios:
                 Non-accrual loans to total loans .............................        0.00%                  0.00%
                 Non-performing loans to total loans ..........................        1.35%                  0.00%
                 Non-performing loans and real estate owned to
                  total assets ................................................        1.50%                  0.00%
                 Allowance for loan losses to: ................................        0.00%
                  Non-accrual loans ...........................................       31.62%                  0.00%
                  Non-performing loans ........................................        0.00%                  0.00%
                  Total loans .................................................        0.43%                  0.38%
                Contractual interest income that would have been
                 recognized on non-accrual loans ..............................   $      --                $    --
                Actual interest income recognized ..............................         --                     --
                                                                                  ---------                -------
                Interest income not recognized .................................  $      --                $    --
                                                                                  =========                =======




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

         The Association's management reviews and classifies the Association's assets quarterly and reports the results to the Association's Board of Directors on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. The Association had $1.4 million of assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2001. All of the assets classified at September 30, 2001 are residential properties, the largest being a $222,750 loan on nine residential lots. Of the total $1.4 million in classified assets, $391,000 is for real estate owned. The Association had no assets classified as Substandard and no assets classified as Special Mention, Doubtful or Loss at September 30, 2000.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies. At September 30, 2001, the Association's allowance for loan losses was $319,000, or 0.43% of total loans, as compared to $280,000 or 0.38%, at September 30, 2000. The Association had non-performing loans of $1.0 and $0 at September 30, 2001 and September 30, 2000, respectively. The Association's level of nonperforming loans has historically been low. The Association provided $39,000 in additional loan loss provisions during 2001. During the current year, the Association did not charge off any loans. The Association provided $34,250 in additional loan loss provisions during 2000 and charged off $17,300 against its loan loss allowance during the period. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         Real Estate Owned. Property acquired by the Association as a result of foreclosure on a mortgage loan is classified as real estate owned and is initially recorded at the fair value of the property at the date of acquisition, establishing a new cost basis with any resulting writedown charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established if the cost of a property exceeds its current fair value less estimated sales costs. The Association obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Association will generally reassess the value of real estate owned at least quarterly thereafter. The policy for loans secured by real estate, which comprise the bulk of the Association's portfolio, is to establish loss reserves in accordance with the Association's asset classification process, based on GAAP. At September 30, 2001, the Association had three REO properties totaling $391,000. All of the properties were for one- to four-residential properties. The largest REO property had a cost basis of $150,350 at September 30, 2001. At September 30, 2000, the Association held no real estate owned.

         The following table sets forth activity in the Association's allowance for loan losses and the allowance for losses on real estate owned at or for the periods indicated.


                                                                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                   --------------------------------
                                                                                      2001                  2000
                                                                                   ----------            ----------
                                                                                          (IN THOUSANDS)

   ALLOWANCE FOR LOAN LOSSES:
      Balance at beginning of year ......................................             $  280               $  263
      Provision for loan losses .........................................                 39                   34
      Charge-offs .......................................................                 --                  (17)
      Recoveries ........................................................                 --                   --
                                                                                      ------               ------
      Balance at end of year ............................................             $  319               $  280
                                                                                      ======               ======
      Ratio of net charge-offs to average loans outstanding .............               0.00%                0.03%
                                                                                      ======               ======
   ALLOWANCE FOR LOSSES ON REAL ESTATE OWNED:
      Balance at beginning of year ......................................             $   --               $   --
      Provision for losses ..............................................              5,000                   --
      Recoveries ........................................................                 --                   --
      Charge-offs .......................................................                 --                   --
                                                                                      ------               ------
      Balance at end of year ............................................             $5,000               $   --
                                                                                      ======               ======



         Accrued interest receivable on accruing loans past due by 90 days or more amounted to $54,536 and $0 at September 30, 2001 and 2000, respectively. Accordingly, if the Association had placed all such loans on non-accrual status at those dates, interest income for the fiscal years ended September 30, 2001 and 2000 would have decreased by $54,536 and $0, respectively.

         The following table sets forth the Association's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.



                                                                                  AT SEPTEMBER 30,
                                              ----------------------------------------------------------------------------------
                                                                2001                                     2000
                                              ----------------------------------------------------------------------------------
                                                                           PERCENT OF                                PERCENT OF
                                                                            LOANS IN                                  LOANS IN
                                                             PERCENT OF       EACH                     PERCENT OF        EACH
                                                             ALLOWANCE      CATEGORY                    ALLOWANCE      CATEGORY
                                              ALLOWANCE       TO TOTAL      TO TOTAL   ALLOWANCE        TO TOTAL       TO TOTAL
                                                AMOUNT        ALLOWANCE       LOANS      AMOUNT         ALLOWANCE        LOANS
                                              ----------------------------------------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)

Mortgage loans:
  One- to four- family residential ........     $ 50            15.67%         31.20%     $ 36            12.86%         31.94%
  Multi-family residential ................        2             0.63           0.37         2             0.71           0.22
  Commercial real estate ..................       75            23.51          17.29        65            23.21          12.50
  Land ....................................       40            12.54           5.20        30            10.71           7.48
  Commercial construction .................       12             3.76           4.45        12             4.29           4.64
  Residential construction ................      125            39.19          32.74       120            42.86          31.69
  Equity line mortgages ...................        5             1.57           2.82         5             1.79           3.94
  Lines of Credit .........................       10             3.13           5.76        10             3.57           6.83
                                                ----           ------         ------      ----           ------         ------
Total mortgage loans ......................      319           100.00          99.83       280           100.00          99.24
Savings account loans .....................       --            --              0.17        --            --              0.76
                                                ----           ------         ------      ----           ------         ------
Total allowance for loan losses ...........     $319           100.00%        100.00%     $280           100.00%        100.00%
                                                ====           ======         ======      ====           ======         ======


INVESTMENT ACTIVITIES

         The Association's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies, certificates of deposit of insured banks and savings institutions, federal funds, and overnight deposits at the Federal Home Loan Bank. At September 30, 2001, the Association held: FHLMC stock with an amortized cost of $15,200 and a current market value of $1,007,750 and Federal Home Loan Bank stock with a cost and market value of $330,400. At September 30, 2001, the Association held $16.6 million in investments, including short-term interest earning deposits.

         The following table sets forth activity in the Association's investments portfolio for the periods indicated:




                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                  2001                 2000
                                                              -----------           ----------
                                                                         (IN THOUSANDS)
             Amortized cost at beginning of period.........   $     8,806           $    8,872
             Purchases/(Maturities or Sales), net..........         6,843                  (66)
             Premium and discount amortization, net........            --                   --
                                                              -----------            ---------
             Amortized cost at end of period...............        15,649                8,806
             Net unrealized gain(1)........................           995                  801
                                                              -----------            ----------
             Total securities, net.........................   $    16,644            $   9,607
                                                              ===========            =========

------------------
(1) The net unrealized gain at September 30, 2001 and 2000 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Association's securities portfolio to the "Carrying Cost," as reflected in the Statements of Financial Condition.

         The following table sets forth the amortized cost and fair value of the Association's investments at the dates indicated.



                                                                      AT SEPTEMBER 30,
                                                    --------------------------------------------------
                                                              2001                       2000
                                                    -----------------------    -----------------------
                                                    AMORTIZED                  AMORTIZED
                                                       COST      FAIR VALUE      COST       FAIR VALUE
                                                    ---------    ----------    ---------    ----------
                                                                     (IN THOUSANDS)
             Federal Home Loan Bank
               Overnight Deposits                   $ 14,804      $ 14,804     $  6,250      $ 6,250
             U.S. Treasury Obligations........           500           502        2,250        2,228
             Equity securities(1).............            15         1,008           15          838
             Federal Home Loan Bank Stock.....           330           330          291          291
                                                    --------      --------     --------      -------
             Total Investments, net(2)........      $ 15,649      $ 16,644     $  8,806      $ 9,607
                                                    ========      ========     ========      =======

------------------
(1)  Equity securities consist of FHLMC common stock.
(2) The difference between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2001 and 2000 on available for sale securities in accordance with SFAS No. 115.

         The following table sets forth the amortized cost and fair value of the Association's investments, by accounting classification and by type of security, at the dates indicated.



                                                                  AT SEPTEMBER 30,
                                                    --------------------------------------------
                                                            2001                   2000
                                                    --------------------   ---------------------
                                                    AMORTIZED              AMORTIZED
                                                      COST    FAIR VALUE      COST    FAIR VALUE
                                                    --------- ----------   ---------  ----------
                                                                   (IN THOUSANDS)
          Held to Maturity:
             Debt securities.................       $     --   $     --     $     --    $    --
                                                    --------   --------     --------    -------
                 Total held to maturity......             --         --           --         --
                                                    --------   --------     --------    -------

          Available-for-Sale:
             Debt securities.................            500        502        2,250      2,228
             Equity securities...............             15      1,008           15        838
                                                    --------   --------     --------    -------
                 Total available-for-sale....            515      1,510        2,265      3,066
                                                    --------   --------     --------    -------

          Federal Home Loan Bank
             Overnight deposits..............         14,804     14,804        6,250      6,250
                                                    --------   --------     --------    -------
          Federal Home Loan Bank Stock.......            330        330          291        291
                                                    --------   --------     --------    -------

                 Total Investments, net(1)...       $ 15,649   $ 16,644     $  8,806    $ 9,607
                                                    ========   ========     ========    =======


------------------
(1) The difference between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2001 and 2000 on available for sale securities in accordance with SFAS No. 115.

         The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Association's debt securities at September 30, 2001, by remaining period to contractual maturity.


                                                                         AT SEPTEMBER 30, 2001
                                                ---------------------------------------------------------------------------
                                                      HELD-TO-MATURITY                          AVAILABLE FOR SALE
                                                ---------------------------------------------------------------------------
                                                                            WEIGHTED                              WEIGHTED
                                                 AMORTIZED        FAIR      AVERAGE    AMORTIZED       FAIR       AVERAGE
                                                   COST           VALUE      YIELD       COST          VALUE       YIELD
                                                ---------       ---------   --------   ---------       -------    ---------
                                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury:
  Due within 1 year .......................     $      --       $      --       --%      $   500       $   502       5.56%
  Due after 1 year but within 5 years .....            --              --       --            --            --         --
  Due after 5 years but within 10 years ...            --              --       --            --            --         --
  Due after 10 years ......................            --              --       --            --            --         --
                                                ---------       ---------     ----       -------       -------       ----
     Total ................................            --              --       --           500           502         --
Equity Securities .........................            --              --       --            15         1,008         --
Federal Home Loan Bank stock ..............            --              --       --           330           330         --
Federal Home Loan Bank deposits ...........            --              --       --        14,804        14,804         --
                                                ---------       ---------     ----       -------       -------       ----
     Total ................................     $      --       $      --       --%      $15,649       $16,644       5.56%
                                                =========       =========     ====       =======       =======       ====



SOURCES OF FUNDS

         General. Deposits, loan and security repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending and for other general purposes.

         Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of regular (passbook) savings accounts, NOW accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. In recent years, the Association has offered certificates of deposit with maturities of up to 60 months. At September 30, 2001, the Association's core deposits (which the Association considers to consist of NOW accounts, money market deposit accounts and regular savings accounts) constituted 18.78% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas located near its office location. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association does not use brokers to obtain deposits.

         The following table presents the deposit activity of the Association for the periods indicated.

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                           --------------------------------
                                               2001                2000
                                           -----------        -------------
                                              (DOLLARS IN THOUSANDS)

Total deposits at beginning of period ....... $67,874            $57,654
Net increase (decrease) before interest
   credited .................................   6,035              7,737
Interest credited ...........................   3,312              2,483
                                              -------            -------
Total deposits at end of period ............. $77,221            $67,874
                                              =======            =======

         At September 30, 2001, the Association had approximately $19.2 million in "Jumbo" certificate of deposits (accounts in amounts over $100,000) maturing as follows:



                                                                                            WEIGHTED
                                                                       AMOUNT             AVERAGE RATE
                                                                    -----------           ------------
                                                                          (DOLLARS IN THOUSANDS)
MATURITY PERIOD
---------------
Within three months........................................         $    2,951                 5.81%
After three but within six months..........................              3,339                 5.65
After six but within twelve months.........................              5,503                 6.67
After twelve but within twenty-four months.................              2,613                 6.37
After twenty-four months...................................              4,818                 6.49
                                                                    ----------
   Total....................................................        $   19,224                 6.27%
                                                                    ==========

         The following table sets forth the distribution of the Association's deposit accounts and the related weighted average interest rates at the dates indicated.



                                                                         AT SEPTEMBER 30,
                                           ---------------------------------------------------------------------------
                                                           2001                                  2000
                                           -------------------------------------  ------------------------------------
                                                          PERCENT     WEIGHTED                  PERCENT     WEIGHTED
                                                          OF TOTAL    AVERAGE                   OF TOTAL    AVERAGE
                                             AMOUNT       DEPOSITS     RATE       AMOUNT        DEPOSITS      RATE
                                           ---------      --------    --------   --------       --------    ----------
                                                                (DOLLARS IN THOUSANDS)

            Passbook accounts...........   $   3,192        4.13%      3.00%     $   3,276        4.83%      3.00%
            MMDA accounts...............       9,302       12.05%      3.00%         7,766       11.44%      4.65%
            NOW accounts................       1,458        1.89%      2.50%         1,590        2.34%      2.50%
            Noninterest-bearing accounts         552        0.71%      0.00%           681        1.00%      0.00%
            Certificate accounts........      62,671       81.16%      6.07%        54,505       80.30%      6.27%
            Accrued Interest............          46        0.06%                       56        0.09%
                                           ---------     -------                 ---------      ------
              Totals...................    $  77,221     $100.00%      5.45%     $  67,874      100.00%      5.77%
                                           =========     =======                 =========      ======


         The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at September 30, 2001.



                                       PERIOD TO MATURITY AT SEPTEMBER 30, 2001                             TOTAL AT
       -----------------------------------------------------------------------------------------------    SEPTEMBER 30,
        INTEREST RATE RANGE         2001          2002           2003         THEREAFTER       TOTAL         2000
       -----------------------    --------      --------       --------       ----------      --------    -------------
                                                 (DOLLARS IN THOUSANDS)
      3.00% to 5.00%.........     $ 11,462      $  2,168       $    915        $    626       $ 15,171      $  5,134
      5.01% to 7.00%.........       18,504        11,456          1,758           8,116         39,834        43,322
      7.01% to 8.00%.........        7,036           100              -             530          7,666         7,049
                                  --------      --------       --------        --------       --------      --------
        Total................     $ 37,002      $ 13,724       $  2,673        $  9,272       $ 62,671      $ 54,505
                                  ========      ========       ========        ========       ========      ========



         Borrowings. The Association historically has not used borrowings as a source of funds. However, the Association may obtain advances from the Federal Home Loan Bank as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Association's mortgage loans and secondarily by the Association's investment in capital stock of the Federal Home Loan Bank. See "Regulation--Regulation of Federal Savings Associations--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the Federal Home Loan Bank. At September 30, 2001, neither the Company nor the Association had any borrowings outstanding, except for the ESOP loan amounting to $88,300.

PERSONNEL

         As of September 30, 2001, the Company had no employees who were compensated through the Company.

         As of September 30, 2001, the Association had 11 full-time employees. In the last three years, the Association has experienced a low turnover rate among its employees and, as of September 30, 2001, 7 of the Association's employees had been with the Association for more than 8 years. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good. See Part III, Item 10 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Association's employees.

GENERAL

         The Company and the MHC are regulated as savings and loan holding companies by the OTS. The Association, as a federal stock savings association, is subject to the regulation, examination and supervision by the OTS. The Association must file reports with the OTS concerning its activities and financial condition. The Company and the MHC are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. The Company is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

         On November 12, 1999, the landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLB Act"), became law. The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on the Company, the MHC, and the Association where relevant, is discussed throughout the regulation section below.

         Any change in such laws and regulations, whether by the OTS, the FDIC, or through legislation, could have a material adverse impact on the Company and the Association and their operations and stockholders.

FEDERAL BANKING REGULATION

         Activity Powers. The Association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, The Association may invest in mortgage loans secured by residential and commercial real estate; commercial and consumer loans; certain types of debt securities; and certain other assets. The Association may also establish service corporations that may engage in activities not otherwise permissible for the Association, including certain real estate equity investments and securities and insurance brokerage. The Association's authority to invest in certain types of loans or other investments is limited by federal law.

         Loans-to-One-Borrower Limitations. The Association is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Association's total loans or extensions of credit to a single borrower cannot exceed 15% of The Association's unimpaired capital and surplus which does not include accumulated other comprehensive income. The Association may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. The Association currently complies with applicable loans-to-one-borrower limitations.

         QTL Test. Under federal law, the Association must comply with the qualified thrift lender, or "QTL" test. Under the QTL test, the Association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, the Association's total assets less the sum of:

         o specified liquid assets up to 20% of total assets;

         o goodwill and other intangible assets; and

         o the value of property used to conduct The Association's business.

         The Association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Association met the QTL test at September 30, 2001, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. If the Association fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

         Capital Requirements. OTS regulations require the Association to meet three minimum capital standards:

         o a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

         o a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; and

         o a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

         The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk based capital requirement, the Association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

         Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits that qualify as core capital and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         At September 30, 2001, the Association met each of its capital requirements.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Association has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for The Association nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of the Association, to assess the Association's record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by the Association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association received a "Satisfactory" CRA rating in its most recent examination.

         CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

         o lending test, to evaluate the institution's record of making loans in its assessment areas;

         o an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and

         o a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

         Transactions with Related Parties. The Association's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to the Association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Association. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

         The Association's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of The Association's capital. In addition, extensions of credit in excess of certain limits must be approved by the Association's Board of Directors.

         Enforcement. The OTS has primary enforcement responsibility over savings associations, including the Association. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         Standards For Safety And Soundness. Under federal law, the OTS has adopted, a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits and excessive compensation or compensation leading to material financial loss. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

         In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial or administrative proceedings and to impose civil money penalties.

         Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Association's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. The Association must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Association's net income for that year plus the Association's retained net income for the previous two years. A savings association subsidiary of a savings and loan holding company, such as the Association, must file a notice of intended capital contribution, unless the specific capital distribution requires an application.

         The OTS may disapprove of a notice or application if:

         o the Association would be undercapitalized following the distribution;

         o the proposed capital distribution raises safety and soundness concerns; or

         o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

         Liquidity. The Association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

         Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following five categories based on the association's capital:

         o  well capitalized;

         o  adequately capitalized;

         o  undercapitalized;

         o  significantly undercapitalized; and

         o  critically undercapitalized.

         At September 30, 2001, the Association met the criteria for being considered "well-capitalized."

         When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of federal law.

         Insurance of Deposit Accounts. The Association is a member of the Savings Association Insurance Fund, and the Association pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

         Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0184% of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Association is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500 or 5% of outstanding advances. The Association was in compliance with this requirement with an investment in the capital stock of the FHLB of Atlanta at September 30, 2001, of $330,400. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

         FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Association's net interest income would be affected.

         Under the GLB Act, membership in the FHLB System is now voluntary for all federally-chartered savings associations, such as the Association. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized:
Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice).

         At the request of the Federal Housing Finance Board (the "Finance Board"), FHLB approved and submitted a capital plan to the Finance Board. The capital plan calls for a flexible capital structure whereby member institutions will be required to convert existing FHLB stock into "Class B Capital Stock." Members institutions must retain a minimum investment in Class B Capital Stock equal to the sum of (a) the institution's Members Stock Requirement, calculated as the lesser of a defined percentage of the member institution's total assets (between .05% and .15%) and a specified cap (between $15 million and $35 million) and (b) the member institution's Activity-Based Stock Requirement, calculated as a defined percentage of the outstanding principal balance as a result of advances or acquired assets. As a condition of FHLB membership, all member institutions must comply with any adjustments to the foregoing requirements made by FHLB's Board of Directors.

         As of September 30, 2001, the capital plan was approved by FHLB's Board of Directors and forwarded to the Finance Board for review and approval. The capital plan will be implemented by FHLB pursuant to applicable laws and regulations within three years of the date of Finance Board approval or on a date specified by the Finance Board.

         Prohibitions Against Tying Arrangements. Federal savings associations are subject to the prohibitions of 12 U.S.C. ss. 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

FEDERAL RESERVE SYSTEM

         Under regulations of the Federal Reserve Board (the "FRB"), The Association is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less, subject to adjustment by FRB, and an initial reserve of $1.239 million plus 10%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $41.3 million. The first $5.5 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Association is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at an Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce The Association's interest-earning assets, to the extent the requirement exceeds vault cash.

HOLDING COMPANY REGULATION

         The Company and the MHC are savings and loan holding companies regulated by the OTS. As such, the Company and the MHC registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and the MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

         Restrictions Applicable to the Company. Because the Company was acquired after May 4, 1999, under the GLB Act it is prohibited from engaging in non-financial activities. Unitary savings and loan associations acquired before this date are "grandfathered" under the GLB Act and generally have no restrictions on their business activities. The Company's activities, however, will be restricted to:

         o furnishing or performing management services for a savings institution subsidiary of such holding company;

         o  conducting an insurance agency or escrow business;

         o holding, managing or liquidating assets owned or acquired from a savings institution subsidiary of such company;

         o holding or managing properties used or occupied by a savings institution subsidiary of such company;

         o  acting as trustee under a deed of trust;

         o any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Association Holding Company Act of 1956 ("BHC"), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987;

         o purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

         o  any activity permissible for financial holding companies under section 4(k) of the Association Holding Company Act.

         Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:

         o lending, exchanging, transferring, investing for others or safeguarding money or securities;

         o insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

         o  financial, investment or economic advisory services;

         o issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

         o  underwriting, dealing in or making a market in securities;

         o activities previously determined by the FRB to be closely related to banking;

         o activities that bank holding companies are permitted to engage in outside of the U.S.;

         o  merchant banking activities; and

         o  portfolio investments made by an insurance company.

         In addition, the Company cannot be acquired or acquire a company unless the acquirer is engaged solely in financial activities.

         Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company may engage only in the following activities:

         o  investing in the stock of a savings institution;

         o acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

         o merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

         o investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

         o the permissible activities described above for non-grandfathered savings and loan holding companies.

         If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and it has a period of two years to cease any non conforming activities and divest any non-conforming investments.

         Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including the Company and the MHC, directly or indirectly, from acquiring:

         o control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

         o through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

         o control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

         A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

         o  in the case of certain emergency acquisitions approved by the FDIC;

         o if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

         o if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

         If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution's failure to so qualify.

FEDERAL SECURITIES LAW

         The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company, the Association or the MHC. The Association was last audited for its taxable year ended September 30, 1993.

         For federal income tax purposes, the Company and the Association report their income using a taxable year ending September 30 and the accrual method of accounting. The Company, the Association and the MHC file separate income tax returns and each reports its income on the same basis as the Association now reports its income. Because the MHC owns less than 80% of the outstanding common stock of the Company, the MHC and the Company are not permitted to file such returns on a consolidated basis. The Company and the Association may file their returns on a consolidated basis, but have elected to file separately. The Company and the Association have entered into a tax sharing agreement which governs the apportionment of taxable income between the entities. The Company, the MHC and the Association are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's tax reserve for bad debts discussed below.

         Bad Debt Reserves. The Association, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Association's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Association is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of September 30, 1988.

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

ITEM 2.    PROPERTIES

         The Company conducts its business through its sole office, located in Wake Forest, North Carolina, which was renovated in 1995. The Company owns the main office with net book value for property and equipment of $[ ] as of September 30, 2001. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company, the Association and the MHC. However, the Company may consider opening a branch office in the future.

                                                                                             NET BOOK
                                                                                             VALUE AT
                                                 LEASED OR               DATE             SEPTEMBER 30,
                                                   OWNED               ACQUIRED               2001
                                                 ---------             --------           --------------
                                                                                          (IN THOUSANDS)

             Main Office................           Owned                 1961                  $424
             302 S. Brooks Street
             Wake Forest, NC  27587



ITEM 3.      LEGAL PROCEEDINGS

         At September 30, 2001, there were no material legal proceedings to which the Company was a party or to which any of its property was subject.

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

         The Association's dividend payout ratios were 48.42% and 41.87% and the equity to asset ratios were 15.68% and 17.74% for years ended September 30, 2001 and 2000, respectively.

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



                                                                                                     Page(s) in
                                                                                                    Annual Report
                                                                                                    -------------

             o      Independent Auditor's Report............................................................14
             o      Consolidated Statements of Financial Condition,
                          September 30, 2001 and 2000.......................................................15
             o      Consolidated Statements of Income, Years Ended
                          September 30, 2001 and 2000.......................................................16
             o      Consolidated Statements of Stockholders' Equity,
                          Years Ended September 30, 2001 and 2000......................................17 - 18
             o      Consolidated Statements of Cash Flows,
                          Years Ended September 30, 2001 and 2000......................................19 - 20
             o      Notes to Consolidated Financial Statements.........................................21 - 37


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 2002. The information related to Section 16(a) of the Exchange Act is also incorporated herein by reference to the Proxy Statement.

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

            10.2  Employment Agreement with Billy B. Faulkner, Vice President.

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

            (b)   REPORTS ON FORM 8-K

            1.    None.

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       WAKE FOREST BANCSHARES, INC.
                                       (Registrant)



 Date: December 21, 2001                   By:    /s/ Anna O. Sumerlin
       ------------------------------             ------------------------------
                                           Anna O. Sumerlin
                                           President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Anna O. Sumerlin                                 December 21, 2001
--------------------------------------------------    --------------------------
 Anna O. Sumerlin                                     Date
 President, Chief Executive Officer
 and Director
 (Principal Executive Officer)



 /s/ Robert C. White                                  December 21, 2001
--------------------------------------------------    --------------------------
 Robert C. White                                      Date
 Chief Financial Officer and Vice President
 (Principal Accounting Officer)



 /s/ Paul K. Brixhoff                                 December 21, 2001
--------------------------------------------------    --------------------------
 Paul K. Brixhoff - Director                          Date



 /s/ Harold R. Washington                             December 21, 2001
--------------------------------------------------    --------------------------
 Harold R. Washington - Director                      Date


 /s/  John D. Lyon                                    December  21, 2001
--------------------------------------------------    --------------------------
 John D. Lyon - Director                              Date


 /s/  R.W. Wilkinson, III                             December 21 , 2001
--------------------------------------------------    --------------------------
 R.W. Wilkinson, III - Vice-Chairman and Director     Date

 /s/ Howard L. Brown                                  December  21, 2001
--------------------------------------------------    --------------------------
 Howard L. Brown -Chairman of the Board               Date
 and Director

 /s/ Leelan A. Woodlief                               December  21, 2001
--------------------------------------------------    --------------------------
 Leelan A. Woodlief - Director                        Date


 /s/ William S. Wooten                                December  21, 2001
--------------------------------------------------    --------------------------
 William S. Wooten - Director                         Date

 /s/ Rodney M. Privette                               December 21, 2001
--------------------------------------------------    --------------------------
 Rodney M. Privette - Director                        Date