Form 10QSB
period 2001-12-31
WAKE FOREST BANCSHARES INC
filed 2002-02-08
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from                         to
                                                 --------------------


                        Commission file number 000-25999

                          WAKE FOREST BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

  United States of America                       56-2131079
-----------------------------------------------------------
State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 1, 2002 there were issued and outstanding 1,155,026 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes  X  No
                                                   ----    ----

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


PART 1. - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated statements of financial condition at December 31, 2001 (unaudited)
     and September 30, 2001                                                                                            1
Consolidated statements of income for the three months ended December 31, 2001                                         2
     and December 31, 2000 (unaudited)
Consolidated statements of comprehensive income for the three months ended                                             3
     December 31, 2001 and December 31, 2000 (unaudited)
Consolidated statements of cash flows for the three months ended                                                       4
     December 31, 2001 and December 31, 2000 (unaudited)
Notes to consolidated financial statements (unaudited)                                                             5 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         7 -10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            11
Item 2.  Changes in Securities                                                                                        11
Item 3.  Defaults upon Senior Securities                                                                              11
Item 4.  Submission of Matters to a Vote of Security Holders                                                          11
Item 5.  Other Information                                                                                            11
Item 6.  Exhibits and Reports on Form 8-K                                                                             11

Signatures                                                                                                            12


WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND SEPTEMBER 30, 2001



                                                                                  December 31,       September 30,
ASSETS                                                                                2001                2001
                                                                                -----------------   -----------------
                                                                                  (Unaudited)
Cash and short-term cash investments                                            $     19,231,450    $     15,885,100
Investment securities:
  Available for sale, at estimated market value                                        1,013,950           1,510,100
  FHLB stock                                                                             330,400             330,400
Loans receivable, net                                                                 75,054,300          74,632,400
Accrued interest receivable                                                               56,500              86,100
Foreclosed assets, net                                                                   742,950             391,250
Property and equipment, net                                                              419,450             423,650
Prepaid expenses and other assets                                                         43,200              77,500
                                                                                -----------------   -----------------
          Total Assets                                                          $     96,892,200    $     93,336,500
                                                                                =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $     80,518,200    $     77,220,600
Accrued expenses and other liabilities                                                   673,450             551,400
Dividends payable                                                                        138,600             138,600
Note payable- ESOP                                                                        73,550              88,300
Deferred income taxes                                                                    168,800             176,550
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                                            668,050             612,100
                                                                                -----------------   -----------------
         Total liabilities                                                            82,240,650          78,787,550
                                                                                -----------------   -----------------


Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none issued
  Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,215,862                                                                        12,150              12,150
Additional paid-in capital                                                             5,022,100           4,996,900
Accumulated other comprehensive income                                                   619,250             616,850
Retained earnings, substantially restricted                                            9,808,750           9,733,750
Less: Common stock in treasury, at cost                                                 (810,700)           (810,700)
                                                                                -----------------   -----------------
Total stockholders' equity                                                            14,651,550          14,548,950
                                                                                -----------------   -----------------
Total liabilities and stockholders' equity                                      $     96,892,200    $     93,336,500
                                                                                =================   =================


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000




                                                                               2001                 2000
                                                                         -----------------    -----------------
Interest and dividend income:
Loans                                                                    $     1,645,850      $     1,722,800
Investment securities                                                             12,300               39,200
Short-term cash investments                                                       84,800              167,800
                                                                         -----------------    -----------------
     Total interest income                                                     1,742,950            1,929,800
                                                                         -----------------    -----------------
Interest expense:
Interest on deposits                                                           1,014,850            1,040,200
Interest on ESOP debt                                                              1,100                3,500
                                                                         -----------------    -----------------
     Total interest expense                                                    1,015,950            1,043,700
                                                                         -----------------    -----------------

Net interest income before provision for loan losses                             727,000              886,100
Provision for loan losses                                                        (15,750)              (8,000)
                                                                         -----------------    -----------------
Net interest income after provision for loan losses                              711,250              878,100
                                                                         -----------------    -----------------
Noninterest income:
Service charges and fees                                                          17,000               13,000
Other                                                                              4,700                  150
                                                                         -----------------    -----------------
                                                                                  21,700               13,150
                                                                         -----------------    -----------------
Noninterest expense:

Compensation and benefits                                                        206,250              249,900
Occupancy                                                                         10,100               10,250
Federal insurance and operating assessments                                       10,950                9,550
Data processing and outside service fees                                          30,650               28,750
Other operating expense                                                           60,900               63,100
                                                                         -----------------    -----------------
                                                                                 318,850              361,550
                                                                         -----------------    -----------------

Income before income taxes                                                       414,100              529,700
Income taxes                                                                     160,200              196,450
                                                                         -----------------    -----------------
Net income                                                               $       253,900      $       333,250
                                                                         =================    =================

Basic earnings per share                                                 $          0.22      $          0.29
Diluted earnings per share                                               $          0.22      $          0.29
Dividends paid per share                                                 $          0.12      $          0.12



See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                                 2001                    2000
                                                                           ------------------     -------------------

Net income                                                                 $      253,900         $      333,250
                                                                           ------------------     -------------------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                         2,400                151,050
    Less:  reclassification adjustments for gains included
                  in net income
                                                                                       --                     --
                                                                           ------------------     -------------------
Other comprehensive income                                                          2,400                151,050
                                                                           ------------------     -------------------
Comprehensive income                                                       $      256,300         $      484,300
                                                                           ==================     ===================


See Notes to Consolidated Finanical Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                                   2001                 2000
                                                                             -----------------    -----------------
Net income                                                                   $     253,900        $     333,250
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                    7,950                8,400
     ESOP contribution expense charged to paid-in capital                           11,050                3,000
     Provision for loan losses                                                      15,750                8,000
     Gain on sale of foreclosed assets                                              (4,650)                  --
     Amortization of unearned ESOP shares                                           14,700               14,700
     Amortization of unearned RRP shares                                            14,200               14,200
Changes in assets and liabilities:
     Prepaid expenses and other assets                                              34,300                2,250
     Accrued interest receivable                                                    29,600              (19,200)
     Accrued expenses and other liabilities                                        122,050              218,000
     Deferred income taxes                                                          (9,250)             (12,000)
                                                                             -----------------    -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          489,600              570,600
                                                                             -----------------    -----------------

Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                                      (939,700)            2,171,800
Proceeds from sale of foreclosed assets                                            155,000                    --
Maturity of available for sale investment securities                               500,000                    --
Purchase of property and equipment                                                  (3,750)                   --
                                                                             -----------------    -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (288,450)            2,171,800
                                                                             -----------------    -----------------
Cash Flows From Financing Activities:
Net increase in deposits                                                         3,297,600             5,102,750
Principal payments on ESOP debt                                                    (14,750)              (14,750)
Repurchase of common stock for the Treasury                                             --               (13,100)
Dividends paid                                                                    (137,650)             (138,950)
                                                                             -----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        3,145,200             4,935,950
                                                                             -----------------    -----------------
Net increase in cash and cash equivalents                                        3,346,350             7,678,350
Cash and cash equivalents:
Beginning                                                                       15,885,100             6,735,850
                                                                             -----------------    -----------------
Ending                                                                       $  19,231,450        $   14,414,200
                                                                             =================    =================
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                    $   1,012,750        $    1,039,050
                                                                             =================    =================
Cash payment of income taxes                                                 $          --        $        7,000
                                                                             =================    =================
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings                $      55,950                19,850
                                                                             =================    =================
Transfer of loans to foreclosed assets                                       $     502,050        $           --
                                                                             =================    =================
Incr. (decr.)  in unrealized gain on investment securities                   $       2,400        $      151,050
                                                                             =================    =================

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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2001, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2002. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2001 Annual Report to Stockholders.

NOTE 4.    DIVIDENDS DECLARED

On December 17, 2001, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of December 28, 2001 and payable on January 10, 2002. The dividends declared were accrued and reported as dividends payable in the December 31, 2001 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE 5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three month periods ended December 31, 2001 and 2000 is presented below.




FOR THE THREE MONTHS ENDED DECEMBER 31:                                         2001               2000
                                                                          -----------------  -----------------
Weighted average shares outstanding for Basic EPS                            1,144,744           1,161,005
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                   9,181                  --
                                                                          -----------------  -----------------
Weighted average shares outstanding for diluted EPS                          1,153,925           1,161,005
                                                                          =================  =================


                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2001:

Total assets increased by $3.6 million to $96.9 million at December 31, 2001 from $93.3 million at September 30, 2001. Total assets increased during the three months ended December 31, 2001 primarily due to an increase in deposits of approximately $3.3 million during the period. The deposit increase created an increase in cash and short term cash investments of approximately $3.3 million for the three month period.

Net loans receivable increased by $421,900 to $75.1 million at December 31, 2001 from $74.6 million at September 30, 2001. The slight increase is a reflection of a still stagnant economy and a more cautious approach to lending in general. Assuming interest rates remain fairly stable or decline and economic conditions improve, management believes that its loan portfolio has potential for future growth because the Company operates in lending markets that have had sustained strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will materialize.

Investment securities decreased by $496,150 to $1.3 million at December 31, 2001 from $1.8 million at September 30, 2001. The decrease is attributable to maturing investments and management's decision not to invest in a market that is at historically low interest rates. At December 31, 2001, the Company's investment portfolio, which consisted primarily of FHLB stock and FHLMC stock, had approximately $1.0 million in net unrealized gains.

The Company had no borrowings outstanding during the period other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current three month period, the Company made principal payments totaling $14,750 plus interest on the ESOP note, reducing the outstanding balance of the note to $73,550 at December 31, 2001. The Company is committed to making retirement plan contributions sufficient to amortize the debt over its seven-year term, and as such, has reported the debt on its balance sheet. The Company recorded retirement plan expense of approximately $26,100 during the three month period ended December 31, 2001. The Company also has recorded a liability of 668,050 at December 31, 2001 for the ESOP put option.

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At December 31, 2001 the Company had repurchased 60,836 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2001:

Retained earnings increased by $75,000 to $9.8 million at December 31, 2001 from $9.7 million at September 30, 2001. The increase is attributable to the Company's earnings during the three month period ended December 31, 2001, reduced by $137,750 in dividends declared during the period and a $41,200 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At December 31, 2001, the Company's capital amounted to $14.6 million, which as a percentage of total assets was 15.12%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 1.27% at December 31, 2001 and 1.35% at September 30, 2001. The Company's non-performing loans at December 31, 2001 amounted to $949,950 and consisted of five single family residential loans and one partially completed residential construction loan. Four of the loans are to the same borrower. The Company believes that it has sufficient allowances established to cover any loss associated with these loans. There were no loans charged off during the current quarter. Based on management's analysis of the adequacy of its allowances, a $15,750 provision for additional loan loss allowances was made during the three month period ended December 31, 2001. The Company's loan loss allowance was $334,750 at December 31, 2001.

The Company allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Such evaluation includes a review of loans for which collectibility appears doubtful and other factors, including the nature and volume of the portfolio, historical experience, estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

The Company also has $742,950 in foreclosed assets consisting of five residential properties at December 31, 2001. Three of the properties are under contract to be sold for little aggregate gain or loss. The other two properties, which includes one tract of nine single family residential lots and another recently completed residential home, were foreclosed upon in December and are currently being appraised.


COMPARISON OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 31, 2001 AND 2000:

GENERAL. Net income for the three month period ended December 31, 2001 was $253,900, or $79,350 less than the $333,250 earned during the same period in 2000. As discussed below, decreases in net interest income between the comparable periods was primarily responsible for the change in net income.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 31, 2001 AND 2000:

INTEREST INCOME. Interest income decreased by $186,850 from $1,929,800 for the three months ended December 31, 2000 to $1,742,950 for the three months ended December 31, 2001. The change in interest income resulted from a 173 basis point decrease in the overall yield on interest earning assets. The Company's yield on interest earning assets decreased from 8.77% for the quarter ending December 31, 2000 to 7.04% for the current quarter. The decrease in yield occurred primarily due to a lower level of market rates outstanding during the current quarter as compared to the same quarter a year earlier. During calendar year 2001, the Federal Reserve lowered rates by 4.75% over a series of eleven movements. A substantial portion of the Association's interest earning assets are directly affected by such Federal Reserve moves.

INTEREST EXPENSE. Interest expense decreased by $27,750 from $1,043,700 for the three months ended December 31, 2000 to $1,015,950 for the three months ended December 31, 2001. The decrease was primarily the result of a decrease in the Association's cost of funds, which decreased by 98 basis points from 5.95% for the quarter ended December 31, 2000 to 4.97% for the current quarter. The decrease in interest expense would have been even larger had it not been for a $8.3 million increase in the volume of interest bearing deposits outstanding during the current quarter versus the same period a year earlier. The growth in the volume of interest bearing deposits occurred due to a marketing campaign to increase customer deposits.

NET INTEREST INCOME. Net interest income decreased by $159,100 from $886,100 for the three months ended December 31, 2000 to $727,000 for the three months ended December 31, 2001. As explained above, the decrease in net interest income resulted primarily from a more significant decrease in the yield on interest earning assets versus the decline in the Association's cost of funds. The Company's interest rate margin was 3.11% for the current quarter as compared to 4.19% for the quarter ended December 31, 2000.

PROVISION FOR LOAN LOSSES. The Company provided $15,750 and $8,000 in loan loss provisions during the current quarter and the same quarter a year earlier, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

NONINTEREST EXPENSE. Noninterest expense decreased by $42,700 to $318,850 for the three month period ended December 31, 2001 from $361,550 for the comparable quarter in 2000. The only significant dollar change in any category of noninterest expense occurred in area of compensation and related benefits, which decreased from $249,900 during the quarter ended December 31, 2000 to $206,250 during the current quarter. The decrease in compensation and benefits occurred primarily due to the retirement of a full time senior lending officer in February 2002. and because of an health insurance coverage adjustment to premium cost which was assessed during the quarter ended December 31, 2000.

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

During the three month period ended December 31, 2001, cash and cash equivalents, a significant source of liquidity, increased by approximately $3.3 million. Proceeds from the Company's operations contributed an $489,600 in cash during the period. An increase in deposits of approximately $3.3 million, offset by dividends paid of $137,650 provided the source of approximately $3.1 million of cash from financing activities. Net loan originations of approximately $939,700 during the quarter required the use of cash while investment maturities of $500,000 also provided cash during the current quarter.

Given the Company's excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

        Item 2.   Changes in Securities
                  None

        Item 3.   Defaults Upon Senior Securities
                  None

        Item 4.   Submission of Matters to a Vote of Security Holders
                  None

        Item 5.   Other Information
                  None

        Item 6.   Exhibits and Reports on Form 8-K
                  a) No reports on Form 8-K were filed for the period covered by this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WAKE FOREST BANCSHARES, INC.


Dated     February 11, 2002               By: s/s Anna O. Sumerlin
      ----------------------                  --------------------
                                              Anna O. Sumerlin
                                              President and CEO

Dated     February 11, 2002               By: s/s Robert C. White
      ----------------------                  -------------------
                                              Robert C. White
                                              Chief Financial Officer & VP