Form 10QSB
period 2002-03-31
WAKE FOREST BANCSHARES INC
filed 2002-05-14
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended          March 31, 2002
                                            ----------------------------------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                                 to
                                          -------------------------------

                        Commission file number 000-25999
                                               ------------

                          WAKE FOREST BANCSHARES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

 United States of America                    56-2131079
 ------------------------------------------------------
 State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

                             302 South Brooks Street
                        Wake Forest, North Carolina 27587
                        ---------------------------------
                    (Address of principal executive offices)

                                 (919)-556-5146
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             ___       ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2002 there were issued and outstanding 1,155,776 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes        No   X
                                                   ----        ----

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS




PART 1. - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated statements of financial condition at March 31, 2002 (unaudited)
     and September 30, 2001                                                                     1
Consolidated statements of income for the three months ended March 31, 2002
     and March 31, 2001 (unaudited)                                                             2
Consolidated statements of income for the six months ended March 31, 2002
     and March 31, 2001 (unaudited)                                                             3
Consolidated statements of comprehensive income for the three and six months ended
     March 31, 2002 and March 31, 2001 (unaudited)                                              4
Consolidated statements of cash flows for the six months ended
     March 31, 2002 and March 31, 2001 (unaudited)                                              5
Notes to consolidated financial statements (unaudited)                                      6 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                  8 -12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     13
Item 2.  Changes in Securities                                                                 13
Item 3.  Defaults upon Senior Securities                                                       13
Item 4.  Submission of Matters to a Vote of Security Holders                                   13
Item 5.  Other Information                                                                     13
Item 6.  Exhibits and Reports on Form 8-K                                                      13

Signatures                                                                                     14


WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2002 and September 30, 2001

                                                                     March 31,         September 30,
ASSETS                                                                  2002                2001
                                                                  ----------------    -----------------
                                                                    (Unaudited)

Cash and short-term cash investments                              $     17,387,800    $      15,885,100
Investment securities:
  Available for sale, at estimated market value                            786,050            1,510,100
  FHLB stock                                                               310,700              330,400
Loans receivable, net                                                   76,902,900           74,632,400
Accrued interest receivable                                                 69,850               86,100
Foreclosed assets, net                                                     465,150              391,250
Property and equipment, net                                                411,300              423,650
Prepaid expenses and other assets                                           73,850               77,500
                                                                  ----------------    -----------------
          Total Assets                                            $     96,407,600    $      93,336,500
                                                                  ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                80,273,900           77,220,600
Accrued expenses and other liabilities                                     535,650              551,400
Dividends payable                                                          138,700              138,600
Note payable- ESOP                                                          58,850               88,300
Deferred income taxes                                                       54,000              176,550
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                              559,150              612,100
                                                                  ----------------    -----------------
         Total liabilities                                              81,620,250           78,787,550
                                                                  ----------------    -----------------
Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued                      --                   --
Common stock, par value $ .01, authorized 5,000,000 shares,
 issued 1,216,612 and 1,215,862 at March 31, 2002 and
 September 30, 2001                                                         12,150               12,150
Additional paid-in capital                                               5,045,950            4,996,900
Accumulated other comprehensive income                                     479,800              616,850
Retained earnings, substantially restricted                             10,060,150            9,733,750
Less: Common stock in treasury, at cost                                   (810,700)            (810,700)
                                                                  ----------------    -----------------
Total stockholders' equity                                              14,787,350           14,548,950
                                                                  ----------------    -----------------
Total liabilities and stockholders' equity                        $     96,407,600    $      93,336,500
                                                                  ================    =================

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31, 2002 and 2001


                                                                               2002                 2001
                                                                         -----------------    ----------------
Interest and dividend income:
 Loans                                                                   $      1,567,650     $      1,703,800
 Investment securities                                                              8,100               38,850
 Short-term cash investments                                                       76,200              197,200
                                                                         -----------------    ----------------
     Total interest income                                                      1,651,950            1,939,850
                                                                         -----------------    ----------------
Interest expense:
 Interest on deposits                                                             886,400            1,092,400
Interest on ESOP debt                                                                 850                2,850
                                                                         -----------------    ----------------
     Total interest expense                                                       887,250            1,095,250
                                                                         -----------------    ----------------

Net interest income before provision for loan losses                              764,700              844,600
Provision for loan losses                                                         (66,000)             (10,000)
                                                                         -----------------    ----------------
Net interest income after provision for loan losses                               698,700              834,600
                                                                         -----------------    ----------------
Noninterest income:
 Service charges and fees                                                          14,450               15,200
 Gain on sale of investments                                                      195,600                   --
 Other                                                                              4,800                8,200
                                                                         -----------------    ----------------
                                                                                  214,850               23,400
                                                                         -----------------    ----------------
Noninterest expense:
 Compensation and benefits                                                        206,500              265,500
 Occupancy                                                                         11,000               10,550
 Federal insurance and operating assessments                                       11,050               10,150
 Data processing and outside service fees                                          25,400               31,550
 Foreclosed assets, net                                                           144,400                   --
 Other operating expense                                                           84,250               78,500
                                                                         -----------------    ----------------
                                                                                  482,600              396,250
                                                                         -----------------    ----------------

Income before income taxes                                                        430,950              461,750
Income taxes                                                                      165,150              168,950
                                                                         -----------------    ----------------
Net income                                                               $        265,800     $        292,800
                                                                         =================    ================

Basic earnings per share                                                 $           0.23     $           0.25
Diluted earnings per share                                               $           0.23     $           0.25
Dividends paid per share                                                 $           0.12     $           0.12

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended March 31, 2002 and 2001


                                                                               2002                2001
                                                                         -----------------   ----------------
Interest and dividend income:
 Loans                                                                   $      3,213,500    $      3,426,650
 Investment securities                                                             20,400              78,100
 Short-term cash investments                                                      161,000             364,950
                                                                         ----------------    ----------------
     Total interest income                                                      3,394,900           3,869,700
                                                                         ----------------    ----------------
Interest expense:
 Interest on deposits                                                           1,901,200           2,132,600
 Interest on ESOP debt                                                              2,000               6,350
                                                                         ----------------    ----------------
      Total interest expense                                                    1,903,200           2,138,950
                                                                         ----------------    ----------------

Net interest income before provision for loan losses                            1,491,700           1,730,750
Provision for loan losses                                                         (81,750)            (18,000)
                                                                         ----------------    ----------------
Net interest income after provision for loan losses                             1,409,950           1,712,750
                                                                         ----------------    ----------------
Noninterest income:
 Service charges and fees                                                          31,400              28,200
 Gain on sale of investments                                                      195,600                  --
 Other                                                                              9,550               8,350
                                                                         ----------------    ----------------
                                                                                  236,550              36,550
                                                                         ----------------    ----------------
Noninterest expense:
 Compensation and benefits                                                        412,750             515,400
 Occupancy                                                                         21,100              20,800
 Federal insurance and operating assessments                                       22,000              19,750
 Data processing and outside service fees                                          56,000              60,250
 Foreclosed assets, net                                                           146,000                  --
 Other operating expense                                                          143,600             141,600
                                                                         ----------------    ----------------
                                                                                  801,450             757,800
                                                                         ----------------    ----------------
Income before income taxes
                                                                                  845,050             991,500
Income taxes                                                                      325,350             365,400
                                                                         ----------------    ----------------
 Net income                                                              $        519,700    $        626,100
                                                                         ================    ================

Basic earnings per share                                                 $           0.45    $           0.54
Diluted earnings per share                                               $           0.45    $           0.54
Dividends paid per share                                                 $           0.24    $           0.24


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                                                 2002                    2001
                                                                           ------------------     -------------------

Net income                                                                   $       265,800      $          292,800
                                                                           ------------------     -------------------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                          (31,450)                (28,200)
    Less:  reclassification adjustments for gains included
                  in net income                                                     (195,600)                     --
                                                                           ------------------     -------------------
Other comprehensive income                                                          (227,050)                (28,200)
                                                                           ------------------     -------------------
Comprehensive income                                                         $        38,750      $          264,600
                                                                           ==================     ===================

FOR SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                                                                     2002                    2001
                                                                           ------------------     -------------------

Net income                                                                   $       519,700      $           626,100
                                                                           ------------------     -------------------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                          (25,250)                 122,850
    Less:  reclassification adjustments for gains included
                  in net income                                                     (195,600)                      --
                                                                           ------------------     -------------------
Other comprehensive income                                                          (220,850)                 122,850
                                                                           ------------------     -------------------
Comprehensive income                                                         $       298,850      $           748,950
                                                                           ==================     ===================

See Notes to Consolidated Finanical Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                   2002                 2001
                                                                             -----------------    -----------------
Net income                                                                   $       519,700       $        626,100
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                     16,100                 16,850
     ESOP contribution expense charged to paid-in capital                             20,650                  6,950
     Provision for loan losses                                                        81,750                 18,000
     Provision for foreclosed assets                                                 140,000                     --
     Gain on sale of investments                                                    (195,600)                    --
     Gain on sale of foreclosed assets, net                                           (8,900)                    --
     Amortization of unearned ESOP shares                                             29,400                 29,400
     Amortization of unearned RRP shares                                              18,900                 28,400
Changes in assets and liabilities:
     Prepaid expenses and other assets                                                 3,650               (151,900)
     Accrued interest receivable                                                      16,250                 24,150
     Accrued expenses and other liabilities                                          (15,750)                75,400
     Deferred income taxes                                                           (38,600)               (22,500)
                                                                             -----------------    -----------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                         587,550                650,850
                                                                             -----------------    -----------------
Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                                      (3,020,650)               529,200
Proceeds from sale of foreclosed assets                                              474,600                157,450
Capital additions to foreclosed assets                                               (11,200)                    --
Sale of available for sale investment securities                                     198,650                     --
Maturity of available for sale investment securities                                 500,000                     --
Redemption (purchase) of FHLB stock                                                   19,700                (39,700)
Purchase of property and equipment                                                    (3,750)                  (700)
                                                                             -----------------    -----------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (1,842,650)               646,250
                                                                             -----------------    -----------------
Cash Flows From Financing Activities:
Net increase (decrease)  in deposits                                               3,053,300              9,577,000
Principal payments on ESOP debt                                                      (29,450)               (29,450)
Repurchase of common stock for the Treasury                                               --               (129,200)
Proceeds from stock options exercised                                                  9,550                     --
Dividends paid                                                                      (275,600)              (277,950)
                                                                             -----------------    -----------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                       2,757,800              9,140,400
                                                                             -----------------    -----------------
Net increase in cash and cash equivalents                                          1,502,700             10,437,500
Cash and cash equivalents:
   Beginning                                                                      15,885,100              6,735,850
                                                                             -----------------    -----------------
   Ending                                                                    $    17,387,800      $      17,173,350
                                                                             =================    =================
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                    $     1,922,150      $       2,144,200
                                                                             =================    =================
Cash payment of income taxes                                                 $       341,000      $         422,000
                                                                             =================    =================
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings                $       (52,950)     $          51,550
                                                                             =================    =================
Transfer of loans to foreclosed assets                                       $       668,400      $         449,200
                                                                             =================    =================
Incr. (decr.)  in unrealized gain on investment securities                   $      (137,050)     $         122,850
                                                                             =================    =================

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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2001, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2002. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2001 Annual Report to Stockholders.

NOTE 4.    DIVIDENDS DECLARED

On March 18, 2002, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of March 29, 2002 and payable on April 10, 2002. The dividends declared were accrued and reported as dividends payable in the March 31, 2002 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE 5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2002 and 2001 are presented below.


FOR THE THREE MONTHS ENDED MARCH 31:                                            2002               2001
                                                                          -----------------  ----------------
Weighted average shares outstanding for Basic EPS                                1,148,013          1,144,359
Plus incremental shares from assumed issuances of shares pursuant
to stock option and stock award plans                                                         7,650                 --
                                                                          -----------------  ----------------
 Weighted average shares outstanding for diluted EPS                             1,155,663          1,444,359
                                                                          =================  ================

FOR THE SIX MONTHS ENDED MARCH 31:                                              2002               2001
                                                                          -----------------  ----------------
Weighted average shares outstanding for Basic EPS                                1,146,361          1,147,377
Plus incremental shares from assumed issuances of shares pursuant
to stock option and stock award plans                                                8,035                 --
                                                                          -----------------  ----------------
Weighted average shares outstanding for diluted EPS                              1,154,396          1,147,377
                                                                          =================  ================

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND MARCH 31, 2002:

Total assets increased by $3.1 million to $96.4 million at March 31, 2002 from $93.3 million at September 30, 2001. Total assets increased during the six months ended March 31, 2002 primarily due to an increase in deposits of approximately $3.1 million during the period. The deposit increase created an increase in cash and short term cash investments of approximately $1.5 million for the six month period.

Net loans receivable increased by $2.3 million to $76.9 million at March 31, 2002 from $74.6 million at September 30, 2001. Assuming interest rates remain fairly stable and economic conditions improve, management believes that its loan portfolio has potential for future growth because the Company operates in lending markets that have had sustained strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will materialize.

Investment securities decreased by $743,750 to $1.1 million at March 31, 2002 from $1.8 million at September 30, 2001. The decrease is attributable to maturing investments, an approximately $200,000 sale of FHLMC stock, and management's decision not to invest in a market that is at historically low interest rates. At March 31, 2002, the Company's investment portfolio, which consisted of FHLB stock and FHLMC stock, had approximately $774,000 in net unrealized gains.

The Company had no borrowings outstanding during the period other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current six month period, the Company made principal payments totaling $29,450 plus interest on the ESOP note, reducing the outstanding balance of the note to $58,850 at March 31, 2002. The Company is committed to making retirement plan contributions sufficient to amortize the debt over its seven-year term, and as such, has reported the debt on its balance sheet. The Company recorded retirement plan expense of approximately $51,700 during the six month period ended March 31, 2002. The Company also has recorded a liability of 559,150 at March 31, 2002 for the ESOP put option.

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At March 31, 2002 the Company had repurchased 60,836 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND MARCH 31, 2002:

Retained earnings increased by $326,400 to $10.1 million at March 31, 2002 from $9.7 million at September 30, 2001. The increase is attributable to the Company's earnings during the six month period ended March 31, 2002, a $82,400 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option., reduced by $275,600 in dividends declared during the period. At March 31, 2002, the Company's capital amounted to $14.8 million, which as a percentage of total assets was 15.34%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 0.98% at March 31, 2002 and 1.35% at September 30, 2001. The Company's non-performing loans at March 31, 2002 amounted to $754,850 and consisted of four single family residential loans and one partially completed residential construction loan. Three of the loans are to the same borrower. The Company believes that it has sufficient allowances established to cover any loss associated with these loans. There were no loans charged off during the current six month period. Based on management's analysis of the adequacy of its allowances, $66,000 and $15,750 in provisions for additional loan loss allowances were made during the three and six month periods ended March 31, 2002, respectively. The Company's loan loss allowance was $400,750 at March 31, 2002.

The Company also has $465,150 net, in foreclosed assets consisting of three residential properties at March 31, 2002. During the current quarter, the Company established specific allowances totaling $140,000 on these three properties. All three properties, which consists of tract of nine lots and two substantially completed single family homes, were located in the same subdivision. The Company has a sales contract on the nine lots and believes the two single-family homes can be sold at no additional loss.

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

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001:

GENERAL. Net income for the three month period ended March 31, 2002 was $265,800, or $27,000 less than the $292,800 earned during the same quarter in 2001. Net income for the six month period ended March 31, 2002 was $519,700, or $106,400 less than the $626,100 earned during the same period in 2001. As discussed below, decreases in net interest income between the comparable periods coupled with increases in non-interest expenses was primarily responsible for the change in net income during the current quarter and six month period.

INTEREST INCOME. Interest income decreased by $287,900 from $1,939,850 for the three months ended March 31, 2001 to $1,651,950 for the three months ended March 31, 2002. The decline in interest income resulted primarily from a 1.96% decrease in the average yield on interest earning assets between the quarters. Interest income decreased by $474,800 from $3,869,700 for the six months ended March 31, 2001 to $3,394,900 for the six months ended March 31, 2002. The decline in interest income resulted primarily from a 1.84% basis point decrease in the yield on interest-earning assets between the periods. The Company's yield on interest earning assets was 8.45% and 8.60% for the quarter and six month period ended March 31, 2001; respectively, and 6.49% and 6.76% for the quarter and six month period ended March 31, 2002; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods.

INTEREST EXPENSE. Interest expense decreased by $208,000 from $1,095,250 for the three months ended March 31, 2001 to $887,250 for the three months ended March 31, 2002. Interest expense decreased by $235,750 from $2,138,950 for the six months ended March 31, 2001 to $1,903,200 for the six months ended March 31, 2002. The decreases were primarily the result of a decrease in the Company's cost of funds between the periods, which decreased by 1.47% and 1.23% for the three and six month periods ended March 31, 2002 as compared to the same periods a year earlier. As a result of overall higher market rates, the Company's cost of funds decreased from 5.96% and 5.95% for the quarter and six month period ended March 31, 2001; respectively, to 4.49% and 4.73% for the quarter and six month period ended March 31, 2002, respectively.

NET INTEREST INCOME. Net interest income decreased by $79,900 from $844,600 for the three months ended March 31, 2001 to $764,700 for the three months ended March 31, 2002. Net interest income decreased by $239,050 from $1,730,750 for the six months ended March 31, 2001 to $1,491,700 for the six months ended March 31, 2002. As explained above, the decrease in net interest income resulted primarily from a larger decrease in the yield on interest earning assets than the associated decline in the Company's cost of funds between the periods. The Company's interest rate spread was 2..00% and 2.03% for the current quarter and six month period ended March 31, 2002; respectively, as compared to 2.49% and 2.65% for the quarter and six month period ended March 31, 2001; respectively.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001 (CONTINUED):


PROVISION FOR LOAN LOSSES. The Company provided $66,000 and $81,750 in loan loss provisions during the current quarter and six month period ended March 31, 2002; respectively, as compared to $10,000 and $18,000 during the three and six month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral and prevailing economic conditions. Although management uses a systematic method for determining the adequacy of its allowances, the evaluation is inherently subjective as it requires estimate

NONINTEREST INCOME. During the current quarter, the Company sold 3,100 shares of FHLMC stock with a cost basis of approximately $3,000 and realized a gain of approximately $196,000. The Company continues to hold 12,404 shares of FHLMC stock in its investment portfolio. There were no other investment sales during the six month period ended March 31, 2002, or during the same period a year earlier.

NON-INTEREST EXPENSE. Non-interest expense increased by $86,350 to $482,600 for the three month period ended March 31, 2002 from $396,250 for the comparable quarter in 2001. Non-interest expense increased by $43,650 to $801,450 for the six month period ended March 31, 2002 from $757,800 for the same period a year earlier. The only significant dollar increase in any category of non-interest expense occurred in area of foreclosed assets, which totaled $144,400 and $146,000 for the three and six month periods ended March 31, 2002. The largest portion of that expense occurred when the Company charged earnings for $140,000 of specific allowances established on foreclosed assets during the current quarter. Compensation and related benefits decreased from $265,500 during the quarter ended March 31, 2001 to $206,500 in the current quarter, and from $515,400 during the six month period ended March 31, 2001 to $412,750 in the six months ended March 31, 2002. The decrease in compensation and benefits occurred primarily because in 2001, compensation was higher a result of hiring a new senior lending officer while transitioning a retiring senior loan officer, and because of an approximately 125% increase in the cost of health insurance coverage during 2001.

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

During the six month period ended March 31, 2002, cash and cash equivalents, a significant source of liquidity, increased by approximately $1.5 million. Proceeds from the Company's operations contributed an $587,550 in cash during the period. An increase in deposits of approximately $3.1 million, offset by dividends paid of $275,600 provided the source of approximately $2.8 million of cash from financing activities. Net loan originations of approximately $3.0 million during the six month period ended March 31, 2002 required the use of cash while investment maturities and sales of $698,650 also provided cash during the current period.

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

        Item 2.   Changes in Securities

                  None

        Item 3.   Defaults Upon Senior Securities

                  None

        Item 4.   Submission of Matters to a Vote of Security Holders
         On February 19, 2002, the annual meeting of stockholders was held to consider and vote upon the election of two directors of the Company and to ratify the appointment of Dixon Odom PLLC as independent auditors for the Company's fiscal year ending September 30, 2002. All items were approved by the stockholders as shown below.

Vote concerning the election of directors of the Company:

                                 For               Against           Withheld           Total
                        ------------------------------------------------------------------------
Howard L. Brown                1,016,658                -              400            1,017,058

RW Wilkinson III               1,016,658                -              400            1,017,058

Vote concerning ratification of Dixon Odom PLLC as independent auditors for the year ending September 30, 2002:


                                  For             Against         Abstained            Total
                        ------------------------------------------------------------------------
                               1,010,308            6,200              550           1,017,058


The foregoing matters are described in detail in the Company's proxy statement dated January 18, 2002 for the 2002 Annual Meeting of stockholders.

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

                                         WAKE FOREST BANCSHARES, INC.



Dated     May 10, 2002                   By:      s/s Robert C. White
      -----------------------------------         ------------------------------
                                                  Robert C. White
                                                  Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WAKE FOREST BANCSHARES, INC.


Dated     May 10, 2002                           By:
          ----------------------------------          -------------------------
                                                      Robert C. White
                                                      Chief Executive Officer





March 31, 2002 and September 30, 2001