Form 10QSB
period 2002-06-30
WAKE FOREST BANCSHARES INC
filed 2002-08-12
CIK 1085175

FORM 10-QSB

        QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                      -----------  -------------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2002 there were issued and outstanding 1,149,140 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes      No X
                                                   ----    ---

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


Item 1.  Financial Statements
Consolidated statements of financial condition at June 30, 2002 (unaudited)
     and September 30, 2001                                                                                            1
Consolidated statements of income for the three months ended June 30, 2002
     and June 30, 2001 (unaudited)                                                                                     2
Consolidated statements of income for the nine months ended June 30, 2002
     and June 30, 2001 (unaudited)                                                                                     3
Consolidated statements of comprehensive income for the three and nine months ended
     June 30, 2002 and June 30, 2001 (unaudited) 4 Consolidated statements of cash flows for the nine months ended
     June 30, 2002 and June 30, 2001 (unaudited)                                                                       5
Notes to consolidated financial statements (unaudited)                                                             6 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         8 -12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            13
Item 2.  Changes in Securities                                                                                        13
Item 3.  Defaults upon Senior Securities                                                                              13
Item 4.  Submission of Matters to a Vote of Security Holders                                                          13
Item 5.  Other Information                                                                                            13
Item 6.  Exhibits and Reports on Form 8-K                                                                        14 - 15

Signatures                                                                                                            16


WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2002 AND SEPTEMBER 30, 2001

                                                                                    June 30,         September 30,
ASSETS                                                                                2002                2001
                                                                                  --------------      --------------
                                                                                  (Unaudited)
Cash and short-term cash investments                                              $   15,244,900       $  15,885,100

Investment securities:
  Available for sale, at estimated market value                                          685,400           1,510,100

  FHLB stock                                                                             330,400             330,400

Loans receivable, net                                                                 75,627,350          74,632,400

Accrued interest receivable                                                               78,900              86,100

Foreclosed assets, net                                                                   533,450             391,250

Property and equipment, net                                                              405,750             423,650

Prepaid expenses and other assets                                                         38,750              77,500
                                                                                  --------------       -------------
          Total Assets                                                            $   92,944,900       $  93,336,500
                                                                                  ==============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                          $   76,774,800       $  77,220,600

Accrued expenses and other liabilities                                                   618,750             551,400

Dividends payable                                                                        138,000             138,600

Note payable- ESOP                                                                        44,150              88,300

Deferred income taxes                                                                          -             176,550

Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                                            648,000             612,100
                                                                                  --------------       -------------
         Total liabilities                                                            78,223,700          78,787,550
                                                                                  --------------       -------------

Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued                                     -                   -

Common stock, par value $ .01, authorized 5,000,000 shares, issued 1,216,612 and
  1,215,862 at June 30, 2002 and September 30, 2001                                       12,150              12,150

Additional paid-in capital                                                             5,054,200           4,996,900

Accumulated other comprehensive income                                                   418,200             616,850

Retained earnings, substantially restricted                                           10,139,350           9,733,750

Less: Common stock in treasury, at cost                                                 (902,700)           (810,700)
                                                                                  --------------       -------------
Total stockholders' equity                                                            14,721,200          14,548,950
                                                                                  --------------       -------------
Total liabilities and stockholders' equity                                        $   92,944,900       $  93,336,500
                                                                                  ==============       =============


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                    2002                 2001
                                                                            -----------------    -----------------
Interest and dividend income:
 Loans                                                                       $     1,522,200      $     1,757,600
 Investment securities                                                                 7,050               38,200
 Short-term cash investments                                                          58,100              163,200
                                                                             ---------------      ---------------
     Total interest income                                                         1,587,350            1,959,000
                                                                             ---------------      ---------------
Interest expense:
 Interest on deposits                                                                784,400            1,124,050
 Interest on ESOP debt                                                                   700                2,150
                                                                             ---------------      ---------------
     Total interest expense                                                          785,100            1,126,200
                                                                             ---------------      ---------------

Net interest income before provision for loan losses                                 802,250              832,800
Provision for loan losses                                                            (32,500)             (10,500)
                                                                             ---------------      ---------------
Net interest income after provision for loan losses                                  769,750              822,300
                                                                             ---------------      ---------------
Noninterest income:
 Service charges and fees                                                             14,000               18,600
 Gain on sale of investments                                                          77,900                    -
 Other                                                                                   200                  450
                                                                             ---------------      ---------------
                                                                                      92,100               19,050
                                                                             ---------------      ---------------
Noninterest expense:
 Compensation and benefits                                                           186,150              241,350
 Occupancy                                                                            13,150               10,250
 Federal insurance and operating assessments                                          11,050               10,300
 Data processing and outside service fees                                             34,600               27,000
 REO provisions and expense                                                           76,950                2,200
 Other operating expense                                                              69,850               64,950
                                                                             ---------------      ---------------
                                                                                     391,750              356,050
                                                                             ---------------      ---------------
Income before income taxes                                                           470,100              485,300
Income taxes                                                                         179,250              180,650
                                                                             ---------------      ---------------
Net income                                                                   $       290,850      $       304,650
                                                                             ================     ================
Basic earnings per share                                                     $       0.25 $       $       0.27
Diluted earnings per share                                                   $       0.25 $       $       0.27
Dividends paid per share                                                     $       0.12 $       $       0.12

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                               2002                 2001
                                                                         -----------------    -----------------
Interest and dividend income:
 Loans                                                                   $      4,735,700    $       5,184,250
 Investment securities                                                             27,450              116,250
 Short-term cash investments                                                      219,150              528,200
                                                                         -----------------    -----------------
     Total interest income                                                      4,982,300            5,828,700
                                                                         -----------------    -----------------
 Interest on deposits                                                           2,685,650            3,256,700
 Interest on ESOP debt                                                              2,700                8,500
                                                                         -----------------    -----------------
     Total interest expense                                                     2,688,350            3,265,200
                                                                         -----------------    -----------------
Net interest income before provision for loan losses                            2,293,950            2,563,500
Provision for loan losses                                                        (114,250)             (28,500)
                                                                         -----------------    -----------------
Net interest income after provision for loan losses                             2,179,700            2,535,000
                                                                         -----------------    -----------------
Noninterest income:
 Service charges and fees                                                          45,400               46,800
 Gain on sale of investments                                                      273,450                    -
 Other                                                                              9,750                8,850
                                                                         -----------------    -----------------
                                                                                  328,600               55,650
                                                                         -----------------    -----------------
Noninterest expense:
 Compensation and benefits                                                        598,900              756,750

 Occupancy                                                                         34,200               31,100
 Federal insurance and operating assessments                                       33,100               30,000
 Data processing and outside service fees                                          90,600               87,300
 REO provisions and expense                                                       222,950                2,850
 Other operating expense                                                          213,400              205,850
                                                                         -----------------    -----------------
                                                                                1,193,150            1,113,850
                                                                         -----------------    -----------------
Income before income taxes                                                      1,315,150            1,476,800
Income taxes                                                                      504,600              546,100
                                                                         -----------------    -----------------
Net income                                                               $        810,550     $        930,700
                                                                         =================    =================
Basic earnings per share                                                 $           0.70     $           0.81
Diluted earnings per share                                               $           0.70     $           0.81
Dividends paid per share                                                 $           0.36     $           0.36


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



FOR THREE MONTHS ENDED JUNE 30:                                                2002                 2001
                                                                         -----------------    -----------------

Net income                                                               $        290,850     $        304,650
                                                                         -----------------    -----------------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                       (13,300)              48,150
    Less:  reclassification adjustments for gains included
            in net income                                                         (48,300)                   -
                                                                         -----------------    -----------------
Other comprehensive income                                                        (61,600)              48,150
                                                                         -----------------    -----------------
Comprehensive income                                                     $        229,250     $        352,800
                                                                         =================    =================

                                                                               2002                 2001
FOR NINE MONTHS ENDED JUNE 30:                                           -----------------    -----------------

Net income                                                               $        810,550     $        930,700
                                                                         -----------------    -----------------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                       (29,100)             171,000
    Less:  reclassification adjustments for gains included
            in net income                                                        (169,550)                   -
                                                                         -----------------    -----------------
Other comprehensive income                                                       (198,650)             171,000
                                                                         -----------------    -----------------
Comprehensive income                                                     $        611,900     $      1,101,700
                                                                         =================    =================


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                    2002                 2001
                                                                             -------------------   ------------------
Net income                                                                   $          810,550    $         930,700
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                        24,950               25,400
     ESOP contribution expense charged to paid-in capital                                28,850               14,000
     Provision for loan losses                                                          114,250               28,500
     Provision for foreclosed assets                                                    206,000                    -
     Gain on sale of investments                                                       (273,450)                   -
     Gain on sale of foreclosed assets, net                                              (8,900                    -
     Deferred income taxes                                                              (54,800)             (35,050)
     Amortization of unearned ESOP shares                                                44,150               44,150
     Amortization of unearned RRP shares                                                 18,900               42,550
Changes in assets and liabilities:
     Prepaid expenses and other assets                                                   38,750               (8,250)
     Accrued interest receivable                                                          7,200               16,500
     Accrued expenses and other liabilities                                              67,350              165,000
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,023,800            1,223,500
                                                                             -------------------   ------------------
Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                                         (2,099,200)          (2,533,850)
Proceeds from sale of foreclosed assets                                                 672,400              272,100
Purchase of FHLB stock                                                                        -              (39,700)
Capital additions to foreclosed assets                                                  (21,700)                   -
Proceeds from sale of available for sale investment securities                          277,700                    -
Maturity of available for sale investment securities                                    500,000              250,000
Purchase of property and equipment                                                       (7,050)                (700)
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (677,850)          (2,052,150)
                                                                             -------------------   ------------------
Cash Flows From Financing Activities:
Net increase (decrease)  in deposits                                                   (445,800)          10,241,200
Principal payments on ESOP debt                                                         (44,150)             (44,150)
Proceeds from stock options exercised                                                     9,550                    -
Repurchase of common stock for the Treasury                                             (92,000)            (197,750)
Dividends paid                                                                         (413,750)            (416,100)
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                           (986,150)           9,583,200
                                                                             -------------------   ------------------
Net increase in cash and cash equivalents                                              (640,200)           8,754,550
Cash and cash equivalents:
   Beginning                                                                         15,885,100            6,735,850
                                                                             -------------------   ------------------
   Ending                                                                    $       15,244,900    $      15,490,400
                                                                             ===================   ==================
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                    $        2,704,600    $       3,277,000
                                                                             ===================   ==================
Cash payment of income taxes                                                 $          500,000    $         587,000
                                                                             ===================   ==================
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings                $           35,900    $         175,100
                                                                             ===================   ==================
Transfer of loans to foreclosed assets                                       $          990,000    $         762,650
                                                                             ===================   ==================
Incr. (decr.)  in unrealized gain on investment securities                   $          (47,000)   $         171,000
                                                                             ===================   ==================

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


NOTE 2.     ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. The MHC has since received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.3% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2001, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2002. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2001 Annual Report to Stockholders.

NOTE  4.    DIVIDENDS DECLARED

On June 17, 2002, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of June 28, 2002 and payable on July 10, 2002. The dividends declared were accrued and reported as dividends payable in the June 30, 2002 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2002 and 2001 is presented below.



FOR THE THREE MONTHS ENDED JUNE 30:                                         2002               2001
                                                                      -----------------  -----------------

Weighted average shares outstanding for Basic EPS                            1,146,881          1,140,692
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                   8,426              3,456
                                                                      -----------------  -----------------
Weighted average shares outstanding for diluted EPS                          1,155,307          1,144,148
                                                                      =================  =================

                                                                            2002               2001
FOR THE NINE MONTHS ENDED JUNE 30:                                    -----------------  -----------------
Weighted average shares outstanding for Basic EPS                            1,146,534          1,145,148
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                   8,168                656
                                                                      -----------------  -----------------
Weighted average shares outstanding for diluted EPS                          1,154,702          1,145,804
                                                                      =================  =================

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2002:

Total assets decreased by $391,600 to $92.9 million at June 30, 2002 from $93.3 million at September 30, 2001. Total assets decreased during the nine months ended June 30, 2002 primarily due to a decrease in deposits of approximately $445,800 during the period. The decrease in deposits contributed to a decrease in cash and short term cash investments of approximately $640,200 for the nine month period.

Net loans receivable increased by $994,950 to $75.6 million at June 30, 2002 from $74.6 million at September 30, 2001. Assuming interest rates remain fairly stable and local economic conditions improve, management believes that its loan portfolio has potential for future growth because the Company operates in lending markets that have had sustained strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will continue.

Investment securities decreased by $824,700 to $1.0 million at June 30, 2002 from $1.8 million at September 30, 2001. The decrease is attributable to maturing investments, an approximately $278,000 sale of FHLMC stock, and management's decision to remain liquid and not to invest in a market that is at historically low interest rates. At June 30, 2002, the Company's investment portfolio, which consisted of FHLB stock and FHLMC stock, had approximately $418,000 in net unrealized gains.

The Company had no borrowings outstanding during the period other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current nine month period, the Company made principal payments totaling $44,150 plus interest on the ESOP note, reducing the outstanding balance of the note to $44,150 at June 30, 2002. The Company is committed to making retirement plan contributions sufficient to amortize the debt over its seven year term, and as such, has reported the debt on its balance sheet. The Company recorded retirement plan expense of approximately $74,700 during the nine month period ended June 30, 2002. The Company also has recorded a liability of 648,000 at June 30, 2002 for the ESOP put option.

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At June 30, 2002 the Company had repurchased 66,772 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2002 (CONTINUED):

Retained earnings increased by $405,600 to $10.1 million at June 30, 2002 from $9.7 million at September 30, 2001. The increase is primarily attributable to the Company's earnings of $810,550 during the nine month period ended June 30, 2002, reduced by $413,150 in dividends declared during the period. At June 30, 2002, the Company's capital amounted to $14.7 million, which as a percentage of total assets was 15.84%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 0.73% at June 30, 2002 and 1.35% at September 30, 2001. The Company's non-performing loans at June 30, 2002 amounted to $548,495 and consisted of five residential mortgage loans. Two of the loans are to the same borrower. The Company believes that it has sufficient allowances established to cover any loss associated with these loans. Based on management's analysis of the adequacy of its allowances, $32,500 and $114,250 in provisions for additional loan loss allowances were made during the three and nine month periods ended June 30, 2002, respectively. The Company's loan loss allowance was $433,250 at June 30, 2002.

At June 30, 2002, the Company had four single-family residential properties acquired in foreclosure amounting to $533,450, net of recorded allowances. All four of the properties were partially completed homes to the same borrower at date of foreclosure. One property has been subsequently sold and the other three are being readied for market. The Company believes that the properties have been adequately reserved at June 30, 2002 and no further loss is expected.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001:

GENERAL. Net income for the three month period ended June 30, 2002 was $290,850 ($0.25 per share) as compared to $304,650 ($0.27 per share) earned during the same quarter in 2001. Net income for the nine month period ended June 30, 2002 was $810,550 ($0.70 per share) as compared to $930,700 ($0.81 per share) earned during the same period in 2001. As discussed below, decreases in net interest income between the comparable periods was primarily responsible for the changes in net income. Increases in non-interest income and non-interest expense during the current periods in 2002 were similar in scope and did significantly impact earnings.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (CONTINUED):

INTEREST INCOME. Interest income decreased by $371,650 from $1,959,000 for the three months ended June 30, 2001 to $1,587,350 for the three months ended June 30, 2002. The decline in interest income resulted primarily from a 1.67% decrease in the average yield on interest earning assets between the quarters. Interest income decreased by $846,400 from $5,828,700 for the nine months ended June 30, 2001 to $4,982,300 for the nine months ended June 30, 2002. The decline in interest income resulted primarily from a 1.77% basis point decrease in the yield on interest-earning assets between the periods. The Company's yield on interest earning assets was 8.08% and 8.42% for the quarter and nine month period ended June 30, 2001; respectively, and 6.41% and 6.65% for the quarter and nine month period ended June 30, 2002; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods.

INTEREST EXPENSE. Interest expense decreased by $341,100 from $1,126,200 for the three months ended June 30, 2001 to $785,100 for the three months ended June 30, 2002. Interest expense decreased by $576,850 from $3,265,200 for the nine months ended June 30, 2001 to $2,688,350 for the nine months ended June 30, 2002. The decreases were primarily the result of a decrease in the Company's cost of funds between the periods, which decreased by 1.84% and 1.43% for the three and nine month periods ended June 30, 2002 as compared to the same periods a year earlier. As a result of overall higher market rates, the Company's cost of funds decreased from 5.81% and 5.91% for the quarter and nine month period ended June 30, 2001; respectively, to 3.97% and 4.48% for the quarter and nine month period ended June 30, 2002, respectively.

NET INTEREST INCOME. Net interest income decreased by $30,550 from $832,800 for the three months ended June 30, 2001 to $802,250 for the three months ended June 30, 2002. Net interest income decreased by $269,550 from $2,563,500 for the nine months ended June 30, 2001 to $2,293,950 for the nine months ended June 30, 2002. As explained above, the decrease in net interest income resulted primarily from a larger decrease in the yield on interest earning assets than the associated decline in the Company's cost of funds between the periods. The Company's interest rate margin was 3.53% and 3.28% for the current quarter and nine month period ended June 30, 2002; respectively, as compared to 3.64% and 3.85% for the quarter and nine month period ended June 30, 2001; respectively.

PROVISION FOR LOAN LOSSES. The Company provided $32,500 and $114,250 in loan loss provisions during the current quarter and nine month period ended June 30, 2002; respectively, as compared to $10,500 and $28,500 during the three and nine month period; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (continued) The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral and prevailing economic conditions. Management's decision to increase the provisions in 2002 as compared to the prior year is a result of a greater weakness in the local real estate market and less favorable regional and local economic conditions which may have affected the credit quality of its loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

NON-INTEREST INCOME. During the current quarter, the Company sold 1,250 shares of FHLMC stock with a cost basis of approximately $1,250 and realized a gain of approximately $78,000. During the second quarter of 2002, the Company sold 3,100 shares for a realized gain of approximately $196,000. The Company continues to hold 11,154 shares of FHLMC stock in its investment portfolio. There were no other investment sales during the nine month period ended June 30, 2002, or during the same period a year earlier.

NON-INTEREST EXPENSE. Non-interest expense, exclusive of REO provision and expense, decreased by $39,050 to $314,800 for the three month period ended June 30, 2002 from $353,850 for the comparable quarter in 2001. Non-interest expense, exclusive of REO provision and expense, decreased by $140,800 to $970,200 for the nine month period ended June 30, 2002 from $1,111,000 for the same period a year earlier.

The only significant dollar increase in any category of non-interest expense occurred in area of foreclosed assets, which totaled $76,950 and $222,950 for the three and nine month periods ended June 30, 2002. The largest portion of that expense occurred when the Company charged earnings for $206,000 of specific allowances established on foreclosed assets during the current year. The provisions all related to foreclosures on five loans collateralized by residential properties to the same borrower. Two of the five properties have been sold and management does not expect additional significant expense associated with the remaining properties.

Compensation and related benefits decreased from $241,350 during the quarter ended June 30, 2001 to $186,150 in the current quarter, and from $756,750 during the nine month period ended June 30, 2001 to $598,900 in the nine months ended June 30, 2002. The decrease in compensation and benefits occurred primarily because in 2001, compensation was higher a result of hiring a new senior lending officer while transitioning a retiring senior loan officer, and because of an approximately 125% increase in the cost of health insurance coverage during 2001. In addition, the Company's CEO retired March 31, 2002, and the Company CFO assumed the responsibilities of both roles effective April 01, 2002.

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

During the nine month period ended June 30, 2002, cash and cash equivalents, a significant source of liquidity, decreased by approximately $640,200. Proceeds from the Company's operations contributed $1,023,800 in cash during the period. A decrease in deposits of approximately $445,800, dividend payments of $413,750, and treasury stock purchases of $92,000 were primarily responsible for $986,150 of cash utilized from financing activities. Net loan originations of approximately $2.1 million, reduced by matured investments and proceeds from the sale of foreclosed assets also utilized cash.

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

        Item 3.   Defaults Upon Senior Securities
                  None
        Item 4.   Submission of Matters to a Vote of  Security Holders
                  None
        Item 5.   Other Information
                  The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-QSB for the quarter ended June 30, 2002 pursuant to 18 U.S.C.
                  section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

        Item 6.   Exhibits and Reports on Form 8-K
                  Exhibit 99.1, Section 906 of the Sarbanes-Oxley Act of 2002 No reports on Form 8-K were filed for the period covered by this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WAKE FOREST BANCSHARES, INC.


Dated    August 10, 2002             By:     s/s Robert C. White
      ---------------------------           -----------------------------------
                                                 Robert C. White
                                                 President, CEO & CFO

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WAKE FOREST BANCSHARES, INC.


Dated     August 10, 2002            By:
      ----------------------------       --------------------------------------
                                                 Robert C. White
                                                 President, CEO & CFO