Form 10KSB
period 2002-09-30
WAKE FOREST BANCSHARES INC
filed 2002-12-26
CIK 1085175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2002

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [X]

         The revenues for the issuer's fiscal year ended September 30, 2002 were $6,795,050.

         The issuer had 1,149,140 shares of common stock outstanding as of September 30, 2002. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the common stock as of December 17, 2002 was $6,286,553.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Annual Report to Stockholders for the year ended September 30, 2002 are incorporated by reference into Parts I and II of this Form 10-KSB.

         Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS



PART I

         FORWARD-LOOKING STATEMENTS..............................................................................3
         Item 1.  Description of Business........................................................................3
         Item 2.  Properties....................................................................................30
         Item 3.  Legal Proceedings.............................................................................31
         Item 4.  Submission of Matters to a Vote of Security Holders...........................................31

PART II

         Item 5.  Market for Common Stock and Related Stockholder Matters.......................................31
         Item 6.  Management's Discussion and Analysis..........................................................31
         Item 7.  Financial Statements..........................................................................31
         Item 8.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure......................................................................32

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............................................32
         Item 10.Executive Compensation.........................................................................32
         Item 11.Security Ownership of Certain Beneficial Owners and Management.................................32
         Item 12.Certain Relationships and Related Transactions.................................................32
         Item 13.Exhibits, Lists and Reports on Form 8-K........................................................32
         Item 14.Controls and Procedures........................................................................32


SIGNATURES

CERTIFICATION


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

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Wake Forest Bancshares, Inc. is a federally-chartered stock holding company for Wake Forest Federal Savings & Loan Association (the "Association"), a federally chartered stock savings and loan association which conducts business from its one office located in Wake Forest, North Carolina. The office is located in Wake County, North Carolina. The Company was formed on May 7, 1999 pursuant to an Agreement and Plan of Reorganization whereby the Company exchanged its common stock for all outstanding common stock of the Association. The Company is a majority owned subsidiary of Wake Forest Bancorp, M.H.C., a federal mutual holding company (the "MHC"). The Association was founded in 1922 as a building and loan association. In 1982, the Association converted from a North Carolina chartered mutual savings and loan association to a federally chartered mutual savings and loan association. During fiscal year 1996, the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. The Association is the Company's sole subsidiary. The Association's deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At September 30, 2002, the Company had total assets of $93.0 million, total deposits of $76.8 million and total stockholders' equity of $14.8 million.

         The Company conducts no business other than holding stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders.

         The primary focus of the Association is to provide financing for single family housing in its market area of northern Wake County and southern Franklin Counties. The Association has concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. To a lesser extent, the Association invests in commercial real estate, land, multi-family residential and savings account loans. The Association also invests its excess funds primarily in Federal Home Loan Bank stock, Federal Home Loan Mortgage Corporation ("FHLMC") stock, U.S. Treasury and Agency obligations, and other short term interest-bearing deposits. The Association's principal sources of funds are deposits and principal and interest payments on loans. The principal source of income is interest on loans and investment securities. The Association's principal expenses are interest paid on deposits and compensation and benefits.

         The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and interest expense on its interest-bearing liabilities, such as deposits. The Association also generates non-interest income such as service charges and other fees, and gains from sale of investments. The Association's non-interest expenses primarily consist of compensation and benefits, occupancy expenses, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at September 30, 2002. See "Regulation -- Regulation of Federal Savings Association -- Capital Requirements."

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

         The Association's market area has benefited from its close proximity to the "Research Triangle Park" which includes the cities of Chapel Hill, Durham and Raleigh. The commuting distance from the Research Triangle Park to the town of Wake Forest is approximately 15 miles. While most of the commercial development within the Research Triangle Park has been in Durham County, most of the residential development for the employees of the Research Triangle Park has taken place in Wake County. Northern Wake County is expected to benefit from the continued expansion of this area. Access to the Research Triangle Park was enhanced earlier this year when a segment of the Federal interstate highway system (the "outer loop") was completed to an area just south of Wake Forest. The outer loop cuts driving time between Wake Forest and the Research Triangle Park by about 50%.

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

         The population of the Association's market area grew rapidly during the 1990's and is expected to continue its growth over the next five years. Based on information provided by the Economic Development Program of the Wake Forest Chamber of Commerce, the town of Wake Forest's population was 5,832 in 1990 and doubled in size to 12,550 during 2000. In 2002, the population grew to 15,022. This data also states that the population within a five mile radius of Wake Forest was 24,623 in 2000 and is expected to grow by approximately 20% by 2005. Residential households totaled 10,272 within a five mile radius of Wake Forest in 1999 and are expected to increase by approximately 20% by 2005.

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



                                                                        AT SEPTEMBER 30,
                                                -------------------------------------------------------------
                                                          2002                               2001
                                                -------------------------           -------------------------
                                                                    % OF                               % OF
                                                  AMOUNT            TOTAL            AMOUNT            TOTAL
                                                ---------           ------          ---------          ------
                                                                     (DOLLARS IN THOUSANDS)

Type of loans:
   One- to four-family
      residential......................         $  25,410            33.55%         $  27,251           36.51%
   Multi-family residential............               442             0.58                325            0.44
   Commercial real estate..............            15,141            19.99             15,104           20.24
   Land  ..............................            12,503            16.51              9,569           12.82
   Commercial construction.............               593             0.78              3,884            5.20
   Residential construction............            29,302            38.68             28,597           38.32
   Equity line  mortgages..............             1,878             2.48              2,461            3.30
   Savings account.....................               160             0.21                144            0.19
                                                ---------           ------          ---------          ------
Total loans............................            85,429           112.78             87,335          117.02
                                                ---------           ------          ---------          ------
Less:

   Deferred loan fees..................               194             0.26                226            0.30
   Undisbursed portion of
      loans in process.................             9,025            11.91             12,158           16.29
   Allowance for loan losses...........               463             0.61                319            0.43
                                                ---------           ------          ---------          ------
                                                    9,682            12.78             12,703           17.02
                                                ---------           ------          ---------          ------
Total loans receivable, net............         $  75,747           100.00%         $  74,632          100.00%
                                                =========           ======          =========          ======



         Loan Maturity. The following table shows the contractual maturity of the Association's loans at September 30, 2002. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $26.4 and $35.8 million for the years ended September 30, 2002 and 2001, respectively.



                       ------------------------------------------------------------------------------------------------------------
                                                                                                          EQUITY
                                                  COMMERCIAL                              RESIDENTIAL    ---------  SAVINGS
                       RESIDENTIAL   RESIDENTIAL  -----------          COMMERCIAL       ---------------    LINE     ACCOUNT
                       - 4 FAMILY   MULTI-FAMILY  REAL ESTATE  LAND   CONSTRUCTION(1)   CONSTRUCTION(1)  MORTGAGES   LOANS    TOTAL
                       -----------  ------------  -----------  ----   ---------------   ---------------  ---------  --------  -----

Contractual maturity:
  One year
   or less ..........   $ 4,399      $  --         $   744    $ 3,142    $ 593             $29,302         $   --   $  93   $38,273
                        -------      -----         -------    -------    -----             -------         ------   -----   -------
  After one year:
   1 year to
    3 years .........     8,874         --           9,017      5,454                           --             --      20    23,365
   3 years to
    5 years .........     9,736         --           3,703      2,989       --                  --             --      --    16,428
   5 years to
    10 years ........     1,947         --           1,023        407       --                  --             --      --     3,377
   10 years to
    20 years ........       454         --             576        511       --                  --             --      47     1,588
   Over 20 years ....        --        442              78         --       --                  --          1,878      --     2,398
                        -------      -----         -------    -------    -----             -------         ------   -----   -------
   Total after
    one year ........    21,011        442          14,397      9,361       --                  --          1,878      67    47,156
  Total amount due ..    25,410        442          15,141     12,503      593              29,302          1,878     160    85,429
                        -------      -----         -------    -------    -----             -------         ------   -----   -------
  Less undisbursed
    loans ...........        --         --              --         --     (113)             (8,912)            --      --    (9,025)
                        -------      -----         -------    -------    -----             -------         ------   -----   -------
  Net loans
    outstanding .....   $25,410      $ 442         $15,141    $12,503    $ 480             $20,390         $1,878   $ 160   $76,404
                        =======      =====         =======    =======    =====             =======         ======   =====   =======


       --------------------------
       (1) Net of undisbursed loans in process.

         The following table sets forth the dollar amounts in each loan category at September 30, 2002 that are contractually due after September 30, 2003, and whether such loans have fixed interest rates or adjustable interest rates.



                                                                       DUE AFTER SEPTEMBER 30, 2003
                                                           ----------------------------------------------------
                                                           FIXED RATES       ADJUSTABLE RATES             TOTAL
                                                           -----------       ----------------             -----
                                                                          (DOLLARS IN THOUSANDS)

One- to four-family residential ..................           $ 1,201               $19,810               $21,011
Multi-family residential .........................               442                    --                   442
Commercial Real Estate ...........................               627                13,770                14,397
Land .............................................               185                 9,176                 9,361
Equity line mortgages ............................                --                 1,878                 1,878
Savings account loans ............................                67                    --                    67
                                                             -------               -------               -------
   Total .........................................           $ 2,522               $44,634               $47,156
                                                             =======               =======               =======



         Origination, Purchase, Sale and Servicing of Loans. The Association's lending activities are conducted through its office in Wake Forest, North Carolina. The Association originates both adjustable-rate mortgage loans and fixed-rate mortgage loans. Adjustable-rate mortgage loans and fixed-rate mortgage loans carry maximum amortizations of 30 years and 15 years, respectively. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. The Association currently holds for its portfolio all loans it originates and, from time to time, purchases participations in mortgage loans originated by other institutions or affordable housing consortiums. The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Association's underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. The Association has entered into a correspondent lending program with a large national mortgage company and intends to sell certain residential mortgage loans in the secondary market within the next six months. Loans sold through the program will be sold servicing released and typically will be 15 and 30 year fixed rate loans that contain a greater amount of interest rate risk than the Association is willing to carry in its own portfolio. The Association does not service loans for others and has no current plans to begin such activities.

         One -to Four-Family Mortgage Lending. The Association offers both fixed-rate and adjustable-rate mortgage loans, with amortizations of up to 15 years and 30 years, respectively. These loans are secured by one- to four-family residences, which generally are owner-occupied. Substantially all such loans are secured by property located in northern Wake County and southern Franklin Counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities. See "-Origination, Purchase, Sale and Servicing of Loans."

         At September 30, 2002, the Association's total loans were 75.7 million, of which 25.4 million, or 33.55% were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 4.72%, or $1.2 million, were fixed-rate loans and 95.28%, or $24.2 million, were adjustable-rate loans. The Association offers three or five year balloon loans, which are either called or modified based on the Association's interest rates currently in effect at the balloon date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the balloon date and the rate is adjusted to the Association's current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations throughout this document, such loans are considered to be adjustable. Such loans involve risks similar to more traditional adjustable rate loans because the Association modifies the loan documents at the end of the three and five year terms to adjust for rates currently offered by the Association for similar loans being originated on such dates. The loans are not generally underwritten again at modification unless the Association is aware of collateral or ability-to-pay issues.

         In view of its operating strategy, the Association adheres to its Board approved underwriting guidelines for loan origination, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. As a result, such underwriting guidelines in certain lending situations are less rigid than comparable Federal National Mortgage Association ("Fannie Mae") or FHLMC underwriting guidelines. The Association's loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as the Fannie Mae or the FHLMC. The Association intends to sell certain residential loans in the secondary market within the next year through a correspondent lending program which will require that the Association originate such loans utilizing the standard secondary market underwriting requirements. Unless sold in the secondary market, the Association's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses.

         Construction Lending. The Association originates loans for construction to local real estate contractors in its market area, generally with whom it has an established relationship and to individuals for construction of one- to four-family residences. The Association's construction loans primarily have been made to finance the construction of one- to four-family residential properties which will generally be owner-occupied. These loans are generally indexed to Prime with maturities of six months, and allow for extensions with Board approval. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property or the cost of construction, whichever is less, for construction of one- to four-family residences. All construction loans are subject to the limitation on loans-to-one-borrower and the Association considers the location of the proposed construction in order to avoid over-concentration in a single area. Prior to making a commitment to fund a construction loan, the Association requires an independent appraisal of the property by a state-certified appraiser if the requested amount exceeds $125,000. The Association's Chairman of the Board generally inspects each project at the commencement of construction and throughout the term of the construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant based upon a percentage of completion. At September 30, 2002, the Association had $20.4 million (net of undisbursed loan funds of $8.9 million) of residential construction loans which amounted to 38.68%, of the Association's net loans outstanding. The largest residential construction loan in the Association's portfolio at September 30, 2002 was $660,000, is secured by a single family residence under construction and is performing according to its terms.

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

         The Association makes construction loans to local builders on either a pre-sold or speculative (unsold) basis. However, the Association generally limits the number of unsold homes under construction by its builders, with the amount dependent on the reputation of the builder, the present exposure of the builder, the location of the property, the size of the loan and prior sales of homes in the development. The Association estimates that approximately 75% of its construction loans to builders are on a speculative basis.

         The Association also originates construction loans on commercial properties. The underwriting requirements are similar to those required for construction loans on residential properties. However, the loan to value may not exceed 75% of the property's appraised value, certain debt service and income ratios are considered, and financial projections and business plans are reviewed. At September 30, 2002, the Association had $480,400 (net of undisbursed loan funds of $112,800) of commercial construction loans which amounted to 0.78% of the Association's net loans outstanding. The largest commercial construction loan in the Association's portfolio at September 30, 2002 was $593,200, is secured by a partially completed day care facility, and is performing according to its terms.

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

         Commercial Real Estate Mortgage Lending. The Association originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings, located in the Association's market area as well as a significant number of church loans. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property and (ii) the Association's current loans-to-one-borrower limit. These loans are generally originated as three or five year balloon loans with amortization periods of up to 20 years. The Association's underwriting standards and procedures for these loans are similar to those applicable to its construction lending, whereby the Association considers factors such as the borrower's expertise, credit history and profitability. At September 30, 2002, the Association's commercial real estate mortgage portfolio was $15.1 million, or 19.99% of total loans outstanding. The largest commercial real estate loan in the Association's portfolio at September 30, 2002 was $2.0 million and is secured by a local retail shopping center.

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

         Equity Lines and Commercial Lines of Credit. The Association originates equity line loans on one- to four- residential properties and line of credit loans on commercial real estate. The Association's underwriting policies require that equity line loans on one to four- residential properties be secured by real estate where the Association may or may not have the first mortgage on the property. The equity line loans on one-to four- residential properties may be made in amounts up to 80% of the appraised value or adjusted tax value of the property, and take into consideration any outstanding first mortgage liens in determining the loan-to-value ratio. Equity line loans are originated at Prime plus 1% and adjust for changes in prime thereafter on the first day of the month following a change in Prime. The terms on the equity line loans on one- to four-residential properties are for a period of 15 years. At September 30, 2002, the Association's equity line portfolio was $1.9 million, or 2.48% of total loans outstanding.

         The risks associated with equity line loans on one- to four-residential properties are generally similar to the risks associated with other forms of single-family residential lending due to the loan-to value limits placed on such loans. The lines are revolving and may or may not be fully disbursed at any given time.

         The Association's underwriting policies require that commercial lines of credit be secured by real estate where the Association has a first mortgage position. Commercial lines of credit are made in amounts up to 75% of the appraised value of developed real estate or 65% of the appraised value of undeveloped land. Commercial lines of credit are made with terms of between 3 and 10 years at prime plus 1%, with adjustments to Prime made on the first day of the month following a change in Prime.

         The risks associated with lines of credit on real estate is substantially the same as the risks described above on the Association's other forms of commercial real estate lending.

         Other Mortgage Lending. The Association also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for speculative purposes and a minor amount of farm land. Multi-family loans generally consist of residential properties with more than four units, typically apartment complexes, in which the Association has a participating interest through an affordable housing consortium. The Association does not solicit such loans which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers or to fulfill commitments to affordable housing consortiums. At September 30, 2002, the Association's total land loan portfolio was $12.5 million or 16.51% of total loans and its multi-family loan portfolio was $442,050 or 0.58% of total loans.

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

         Savings Account Loans. The Association offers loans secured by savings accounts at the Association. Interest rates charged on such loans are set at competitive rates, taking into consideration the amount and term of the loan and are available in amounts up to 95% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Association's Board of Directors. At September 30, 2002, the Association's savings account loan portfolio totaled $159,650 or 0.21% of total loans outstanding.

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

         For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit reporting agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required, which appraisal currently is performed by an independent appraiser designated and approved by the Association. Loans of up to $125,000 may be approved by the Association's loan officers using property tax values and drive-by appraisals. The Board annually approves the independent appraisers used by the Association and approves the Association's appraisal policy. It is the Association's policy to obtain title and hazard insurance on all real estate loans. In connection with a borrower's request for a renewal of a mortgage loan, the Association evaluates the borrower's ability to service the renewed loan applying an interest rate that reflects prevailing market conditions. The current value of the underlying collateral property is considered and the Association reserves the right to reappraise the property.

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

                                                                                         AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                         --------------------------------------
                                                                                          2002                          2001
                                                                                         ------                        -------
                                                                                                (DOLLARS IN THOUSANDS)

            Non-accrual loans:                                                           $  832                        $    --
            Accruing loans past due 90 days or more:
                    Single family, One- to four-family residential ..................    $  215                        $ 1,009
                                                                                         ======                        =======
            Total non-performing loans ..............................................    $1,047                        $ 1,009
                                                                                         ======                        =======
            Allowance for loan losses ...............................................    $  463                        $   319
                                                                                         ======                        =======
            Real estate owned, net ..................................................    $  423                        $   391
                                                                                         ======                        =======
            Ratios:

                Non-accrual loans to total loans ....................................      1.10%                          0.00%
                Non-performing loans to total loans .................................      1.38%                          1.35%
                Non-performing loans and real estate owned to
                  total assets ......................................................      1.58%                          1.50%
                Allowance for loan losses to:
                  Non-accrual loans .................................................     55.65%                          0.00%
                  Non-performing loans ..............................................     44.22%                         31.62%
                  Total loans .......................................................      0.61%                          0.43%
            Contractual interest income that would have been
              recognized on non-accrual loans .......................................    $   24                        $    --
            Actual interest income recognized .......................................        --                             --
                                                                                         ------                        -------
            Interest income not recognized ..........................................    $   24                        $    --
                                                                                         ======                        =======





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

         The Association's management reviews and classifies the Association's assets quarterly and reports the results to the Association's Board of Directors on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. The Association had $1.5 million of assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2002. All of the assets classified at September 30, 2002 are residential properties, the largest being a $303,750 loan on 34 residential lots. Of the total $1.5 million in classified assets, $423 is for real estate owned. The Association had $1.4 million of assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2001.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies. At September 30, 2002, the Association's allowance for loan losses was $463,250, or 0.61% of total loans, as compared to $319,000 or 0.43%, at September 30, 2001. The Association had non-performing loans of $1.0 and $1.0 million at September 30, 2002 and September 30, 2001, respectively. The Association provided $144,250 in additional loan loss provisions during 2002. During the current year, the Association did not charge off any loans. The Association provided $39,000 in additional loan loss provisions during 2001 and did not charge off any loans during that period. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         Real Estate Owned. Property acquired by the Association as a result of foreclosure on a mortgage loan is classified as real estate owned and is initially recorded at the fair value of the property at the date of acquisition, establishing a new cost basis with any resulting write-down charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established if the cost of a property exceeds its current fair value less estimated sales costs. The Association obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Association will generally reassess the value of real estate owned at least quarterly thereafter. During the current year, the Association provided $206,000 in provisions for loss on REO. The policy for loans secured by real estate, which comprise the bulk of the

Association's portfolio, is to establish loss reserves in accordance with the Association's asset classification process, based on GAAP. At September 30, 2002, the Association had three REO properties totaling $422,900. All of the properties were for one- to four-residential properties. The largest REO property had a cost basis of $141,750 at September 30, 2002. At September 30, 2001, the Association held $391,250 in REO.

         The following table sets forth activity in the Association's allowance for loan losses and the allowance for losses on real estate owned at or for the periods indicated.



                                                                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                            --------------------------------
                                                                                                  2002            2001
                                                                                                  -----           -----
                                                                                                     (IN THOUSANDS)

            ALLOWANCE FOR LOAN LOSSES:
               Balance at beginning of year ............................................          $ 319           $ 280
               Provision for loan losses ...............................................            144              39
               Charge-offs .............................................................             --              --
               Recoveries ..............................................................             --              --
                                                                                                  -----           -----
               Balance at end of year ..................................................          $ 463           $ 319
                                                                                                  =====           =====
               Ratio of net charge-offs to average loans outstanding ...................           0.00%           0.00%
                                                                                                  =====           =====
            ALLOWANCE FOR LOSSES ON REAL ESTATE OWNED:
               Balance at beginning of year ............................................          $   5           $  --
               Provision for losses ....................................................            206               5
               Recoveries ..............................................................             --              --
               Charge-offs .............................................................             83              --
                                                                                                  -----           -----
               Balance at end of year ..................................................          $ 128           $   5
                                                                                                  =====           =====



         Accrued interest receivable on accruing loans past due by 90 days or more amounted to $12,800 and $54,536 at September 30, 2002 and 2001, respectively. Accordingly, if the Association had placed all such loans on non-accrual status at those dates, interest income for the fiscal years ended September 30, 2002 and 2001 would have decreased by $12,800 and $54,536, respectively.

         The following table sets forth the Association's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.



                                                                                       AT SEPTEMBER 30,
                                                     -------------------------------------------------------------------------------
                                                                        2002                                   2001
                                                     -------------------------------------------------------------------------------
                                                                                   PERCENT OF                           PERCENT OF
                                                                                    LOANS IN                             LOANS IN
                                                                     PERCENT OF       EACH                  PERCENT OF     EACH
                                                                     ALLOWANCE     CATEGORY                 ALLOWANCE    CATEGORY
                                                     ALLOWANCE        TO TOTAL      TO TOTAL    ALLOWANCE    TO TOTAL     TO TOTAL
                                                       AMOUNT         ALLOWANCE      LOANS        AMOUNT     ALLOWANCE     LOANS
                                                     ---------       ----------    ----------   ---------   ----------   ----------
                                                                                    (DOLLARS IN THOUSANDS)


Mortgage loans:
  One- to four- family residential .............        $100            21.60%         29.74%     $ 50         15.67%      31.20%
  Multi-family residential .....................           3             0.64           0.52         2          0.63        0.37
  Commercial real estate .......................          75            16.20          17.72        75         23.51       17.29
  Land .........................................          75            16.20          14.64        50         15.67       10.96
  Commercial construction ......................           5             1.08           0.69        12          3.76        4.45
  Residential construction .....................         200            43.20          34.30       125         39.19       32.74
  Equity line mortgages ........................           5             1.08           2.20         5          1.57        2.82
                                                        ----           ------         ------      ----        ------      ------
Total mortgage loans ...........................         463           100.00          99.81       319        100.00       99.83
Savings account loans ..........................          --               --           0.19        --            --        0.17
                                                        ----           ------         ------      ----        ------      ------
Total allowance for loan losses ................        $463           100.00%        100.00%     $319        100.00%     100.00%
                                                        ====           ======         ======      ====        ======      ======




INVESTMENT ACTIVITIES

         The Association's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies, certificates of deposit of insured banks and savings institutions, federal funds, and overnight deposits at the Federal Home Loan Bank. At September 30, 2002, the Association held: FHLMC stock with an amortized cost of $10,900 and a current market value of $623,500 and Federal Home Loan Bank stock with a cost and market value of $330,400. At September 30, 2002, the Association held $15.3 million in investments, including short-term interest earning deposits.

         The following table sets forth activity in the Association's investments portfolio for the periods indicated:



                                                                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                         --------------------------------
                                                                                            2002                  2001
                                                                                          --------              --------
                                                                                                  (IN THOUSANDS)

            Amortized cost at beginning of period ...........................             $ 15,649              $  8,806
            Purchases/(Maturities or Sales), net ............................                 (931)                6,843
            Premium and discount amortization, net ..........................                   --                    --
                                                                                          --------              --------
            Amortized cost at end of period .................................               14,718                15,649
            Net unrealized gain(1) ..........................................                  613                   995
                                                                                          --------              --------
            Total securities, net ...........................................             $ 15,331              $ 16,644
                                                                                          ========              ========


-------------------------
(1) The net unrealized gain at September 30, 2002 and 2001 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Association's securities portfolio to the "Carrying Cost," as reflected in the Statements of Financial Condition.

         The following table sets forth the amortized cost and fair value of the Association's investments at the dates indicated.



                                                                                   AT SEPTEMBER 30,
                                                               -----------------------------------------------------------
                                                                          2002                             2001
                                                               ---------------------------      --------------------------
                                                               AMORTIZED                        AMORTIZED
                                                                  COST         FAIR VALUE         COST          FAIR VALUE
                                                               ---------       ----------       ---------       ----------
                                                                                    (IN THOUSANDS)

            Federal Home Loan Bank
               Overnight Deposit .......................         $14,377         $14,377         $14,804         $14,804
            U.S. Treasury Obligations ..................              --              --             500             502
            Equity securities(1) .......................              11             624              15           1,008
            Federal Home Loan Bank Stock ...............             330             330             330             330
                                                                 -------         -------         -------         -------
            Total Investments, net(2) ..................         $14,718         $15,331         $15,649         $16,644
                                                                 =======         =======         =======         =======



-----------------------
(1)      Equity securities consist of FHLMC common stock.
(2) The difference between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2002 and 2001 on available for sale securities in accordance with SFAS No. 115.

         The following table sets forth the amortized cost and fair value of the Association's investments, by accounting classification and by type of security, at the dates indicated.



                                                                                     AT SEPTEMBER 30,
                                                                    ------------------------------------------------------
                                                                              2002                        2001
                                                                    -----------------------     --------------------------
                                                                    AMORTIZED                   AMORTIZED
                                                                      COST       FAIR VALUE        COST         FAIR VALUE
                                                                    ---------    ----------     ---------       ----------
                                                                                       (IN THOUSANDS)

            Held to Maturity:
                Debt securities ............................        $    --        $    --        $    --        $    --
                                                                    -------        -------        -------        -------
                   Total held to maturity ..................             --             --             --             --
                                                                    -------        -------        -------        -------

            Available-for-Sale:
                Debt securities ............................             --             --            500            502
                Equity securities ..........................             11            624             15          1,008
                                                                    -------        -------        -------        -------
                   Total available-for-sale ................             11            624            515          1,510
                                                                    -------        -------        -------        -------

            Federal Home Loan Bank

                Overnight deposits .........................         14,377         14,377         14,804         14,804
                                                                    -------        -------        -------        -------
            Federal Home Loan Bank Stock ...................            330            330            330            330
                                                                    -------        -------        -------        -------

                   Total Investments, net(1) ...............        $14,718        $15,331        $15,649        $16,644
                                                                    =======        =======        =======        =======



------------------
(1) The difference between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2002 and 2001 on available for sale securities in accordance with SFAS No. 115.

         The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Association's debt securities at September 30, 2002, by remaining period to contractual maturity.



                                                                                       AT SEPTEMBER 30, 2002
                                                              ----------------------------------------------------------------------
                                                                       HELD-TO-MATURITY                  AVAILABLE FOR SALE
                                                              ----------------------------------------------------------------------
                                                                                       WEIGHTED                             WEIGHTED
                                                              AMORTIZED      FAIR      AVERAGE   AMORTIZED      FAIR        AVERAGE
                                                                 COST        VALUE      YIELD       COST        VALUE        YIELD
                                                              ---------      -----     --------  ---------      -----       --------
                                                                                      (DOLLARS IN THOUSANDS)

            U.S. Treasury:
              Due within 1 year ...........................    $     --    $     --        --%    $     --     $     --        --%
              Due after 1 year but within 5 years .........          --          --        --           --           --        --
              Due after 5 years but within 10 years .......          --          --        --           --           --        --
              Due after 10 years ..........................          --          --        --           --           --        --
                                                               --------    --------      ----     --------     --------      ----
                 Total ....................................          --          --        --           --           --        --
            Equity Securities .............................          --          --        --           11          624      1.87%
            Federal Home Loan Bank stock ..................          --          --        --          330          330      5.25%
            Federal Home Loan Bank deposits ...............          --          --        --       14,377       14,377      1.87%
                                                               --------    --------      ----     --------     --------      ----
                 Total ....................................    $     --    $     --        --%    $ 14,718     $ 15,331      1.94%
                                                               ========    ========      ====     ========     ========      ====




SOURCES OF FUNDS


         General. Deposits, loan and security repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending and for other general purposes.

         Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of regular (passbook) savings accounts, NOW accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. Certificates of deposit are offered with maturities of up to 60 months. At September 30, 2002, the Association's core deposits (which the Association considers to consist of NOW accounts, money market deposit accounts and regular savings accounts) constituted 26.78% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas located near its office location. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association does not use brokers to obtain deposits.

         The following table presents the deposit activity of the Association for the periods indicated.



                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                          2002                   2001
                                                                       ---------              --------
                                                                             (DOLLARS IN THOUSANDS)

            Total deposits at beginning of period .........             $ 77,174              $ 67,874
            Net increase (decrease) before interest
               credited ...................................               (3,035)                5,988
            Interest credited .............................                2,629                 3,312
                                                                        --------              --------
            Total deposits at end of period ...............             $ 76,768              $ 77,174
                                                                        ========              ========


         At September 30, 2002, the Association had approximately $18.8 million in "Jumbo" certificate of deposits (accounts in amounts over $100,000) maturing as follows:



                                                                                          WEIGHTED
                                                                    AMOUNT             AVERAGE RATE
                                                                    -------            ------------
                                                                          (DOLLARS IN THOUSANDS)


         MATURITY PERIOD
         ---------------
         Within three months ...................................    $ 2,552                  3.71%
         After three but within six months .....................      1,946                  4.08
         After six but within twelve months ....................      3,035                  3.83
         After twelve but within twenty-four months ............      5,006                  4.16
         After twenty-four months ..............................      6,224                  6.23
                                                                    -------
            Total ..............................................    $18,763                  4.72%
                                                                    =======

         The following table sets forth the distribution of the Association's deposit accounts and the related weighted average interest rates at the dates indicated.





                                                                                     AT SEPTEMBER 30,
                                                      ------------------------------------------------------------------------
                                                                       2002                                2001
                                                      ------------------------------------  ----------------------------------
                                                                      PERCENT     WEIGHTED                PERCENT     WEIGHTED
                                                                      OF TOTAL    AVERAGE                OF TOTAL     AVERAGE
                                                       AMOUNT         DEPOSITS     RATE     AMOUNT        DEPOSITS      RATE
                                                      -------         --------    --------  ------       ---------    --------
                                                                               (DOLLARS IN THOUSANDS)

         Passbook accounts .....................      $ 3,646           4.75%      1.00%   $ 3,192          4.14%      3.00%
         MMDA accounts .........................       14,810          19.29%      1.50%     9,302         12.05%      3.00%
         NOW accounts ..........................        1,569           2.04%      1.00%     1,457          1.89%      2.50%
         Noninterest-bearing accounts ..........          537           0.70%      0.00%       552          0.71%      0.00%
         Certificate accounts ..................       56,206          73.22%      4.59%    62,671         81.21%      6.07%
                                                      -------         ------       ----    -------       -------       ----
            Totals .............................      $76,768         100.00%      3.72%   $77,174       $100.00%      5.45%
                                                      =======         ======       ====    =======       =======       ====


         The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at September 30, 2002.




                                       PERIOD TO MATURITY AT SEPTEMBER 30, 2002                             TOTAL AT
      ------------------------------------------------------------------------------------------------    SEPTEMBER 30,
        INTEREST RATE RANGE         2002           2003          2004         THEREAFTER        TOTAL         2001
      -----------------------------------------------------------------------------------------------------------------
                                                 (DOLLARS IN THOUSANDS)
      1.40% to
      3.00%..................     $ 15,038      $  1,550       $     --        $     --       $ 16,588      $     --
      3.01% to 5.00%.........        3,144         8,147          2,193           2,681         16,165        15,171
      5.01% to 7.00%.........       11,865         1,815          7,217           1,926         22,823        39,834
      7.01% to 8.00%.........          100            --            530              --            630         7,666
                                  --------      --------       --------        --------       --------      --------
        Total................     $ 30,147      $ 11,512       $  9,940        $  4,607       $ 56,206      $ 62,671
                                  ========      ========       ========        ========       ========      ========



         Borrowings. The Association historically has not used borrowings as a source of funds. However, the Association may obtain advances from the Federal Home Loan Bank as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Association's mortgage loans and secondarily by the Association's investment in capital stock of the Federal Home Loan Bank. See "Regulation--Regulation of Federal Savings Associations--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the Federal Home Loan Bank. At September 30, 2002, neither the Company nor the Association had any borrowings outstanding, except for the ESOP loan amounting to $29,450.

PERSONNEL

         As of September 30, 2002, the Company had no employees who were compensated through the Company.

As of September 30, 2002, the Association had 10 full-time employees. In the last three years, the Association has experienced a low turnover rate among its employees and, as of September 30, 2002, 6 of the Association's employees had been with the Association for more than 8 years. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good. See Part III, Item 10 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Association's employees.

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

         On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLB Act"). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on the Company, the MHC, and the Association where relevant, is discussed throughout the regulation section below.

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

         The Association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Association met the QTL test at September 30, 2002, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender.

         If the Association fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

         Capital Requirements. OTS regulations require the Association to meet three minimum capital standards:

         (1) a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

         (2) a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; and

         (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

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

         Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits that qualify as core capital and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         At September 30, 2002, the Association met each of its capital requirements.

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

         Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Association's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. The Association must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Association's net income for that year plus the Association's retained net income for the previous two years. However, a savings association subsidiary of a savings and loan holding company, such as the Association, will continue to have to file a notice, unless the specific capital distribution requires an application.

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

         Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following five categories based on the association's capital:

         o    well capitalized;

         o    adequately capitalized;

         o    undercapitalized; and

         o    critically undercapitalized.

         At September 30, 2002, the Association met the criteria for being considered "well-capitalized."

         When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of federal law.

         Insurance of Deposit Accounts. The Association is a member of the Savings Association Insurance Fund ("SAIF"), and the Association pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

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

         Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Association is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500 or 5% of outstanding advances. The Association was in compliance with this requirement with an investment in the capital stock of the FHLB of Atlanta at September 30, 2002, of $330,400. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         o any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 ("BHC"), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987;

         o purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

         o    any activity permissible for financial holding companies under section 4(k) of the BHC.

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

USA PATRIOT ACT

         In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

         o Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Proposed Rule that provides for minimum standards with respect to customer identification and verification. At this time, a final rule is pending.

         o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

         o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

THE SARBANES-OXLEY ACT

         On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

         o    the creation of an independent accounting oversight board;

         o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

         o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

         o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

         o an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors.

         o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

         o requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

         o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

         o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

         o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

         o mandatory disclosure by analysts of potential conflicts of interest; and

         o    a range of enhanced penalties for fraud and other violations.

         Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

STATE TAXATION

         Under North Carolina law, the corporate income tax is 6.90% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of .0015 applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.

ITEM 2.                                  PROPERTIES

         The Company conducts its business through its sole office, located in Wake Forest, North Carolina, which was renovated in 1995. The Company owns the main office with net book value for property and equipment of $403,700 as of September 30, 2002. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company, the Association and the MHC. However, the Company may consider opening a branch office in the future.



                                                                                             NET BOOK
                                                 LEASED OR               DATE                VALUE AT
                                                   OWNED               ACQUIRED         SEPTEMBER 30, 2002
                                                 ---------             --------         ------------------
                                                                                          (IN THOUSANDS)
             Main Office................           Owned                 1961                  $404
             302 S. Brooks Street
             Wake Forest, NC  27587



ITEM 3.   LEGAL PROCEEDINGS

         At September 30, 2002, there were no material legal proceedings to which the Company was a party or to which any of its property was subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for Company's common equity and related stockholder matters appears under "Common Stock Information" in the Company's 2002 Annual Report to Stockholders on page 38, and is incorporated herein by reference.

         Information relating to the payment of dividends by the Company appears under "Common Stock Information" in the Company's 2002 Annual Report to Stockholders on page 38, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Company is considered a capital distribution from the Company to the stockholders, including the MHC, its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Company to pay a capital distribution. See "Regulation--Limitation on Capital Distributions."

         The Association's dividend payout ratios were 52.15% and 48.42% and the equity to asset ratios were 15.39% and 15.68% for years ended September 30, 2002 and 2001, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         Certain of the above-captioned information appears under "Management's Discussion and Analysis" in the Registrant's 2002 Annual Report to Stockholders on pages 3 through 13 and is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

         The following financial statements are incorporated by reference to the indicated pages of the 2002 Annual Report to Stockholders.



                                                                              Page(s) in
                                                                            Annual Report
                                                                            -------------
            o     Independent Auditor's Report                                    14
            o     Consolidated Statements of Financial Condition,
                        September 30, 2002 and 2001                               15
            o     Consolidated Statements of Income, Years Ended
                        September 30, 2002 and 2001                               16
            o     Consolidated Statements of Stockholders' Equity,
                        Years Ended September 30, 2002 and 2001                  17-18
            o     Consolidated Statements of Cash Flows,
                        Years Ended September 30, 2002 and 2001                  19-20
            o     Notes to Consolidated Financial Statements                     21-36


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 2003. The information related to Section 16(a) of the Exchange Act is also incorporated herein by reference to the Proxy Statement.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement.

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

           10.3 Employment Agreement with Robert C. White, President and Chief Executive Officer.

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

           13.1   2002 Annual Report to Stockholders

           21.1 Subsidiaries of the Registrant (Incorporated by reference to Part 1 - "General" and "Reorganization").

           23.1   Independent Auditor's Consent.

           99.1 CEO/CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (B)  REPORTS ON FORM 8-K

           None.

ITEM 14.   CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing date of this report, management, including the Company's President, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      WAKE FOREST BANCSHARES, INC.
                                      (Registrant)

 Date: December 24, 2002                   By:  /s/ Robert C. White
       -------------------------                --------------------------------
                                           Robert C. White
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Robert C. White                                 December 24, 2002
---------------------------------------------        ---------------------------
 Robert C. White                                     Date
 President and Chief Executive Officer
 (Principal Executive and Accounting Officer)


 /s/ Paul K. Brixhoff                                December 24, 2002
 --------------------------------------------        ---------------------------
 Paul K. Brixhoff - Director                         Date


 /s/ Howard L. Brown                                 December 24, 2002
 --------------------------------------------        ---------------------------
 Howard L. Brown -Chairman of the Board              Date
 and Director


 /s/  John D. Lyon                                   December 24, 2002
 --------------------------------------------        ---------------------------
 John D. Lyon - Director                             Date


 /s/ Rodney M. Privette                              December 24, 2002
 --------------------------------------------        ---------------------------
 Rodney M. Privette - Director                       Date


 /s/ Anna O. Sumerlin                                December 24, 2002
 --------------------------------------------        ---------------------------
 Anna O. Sumerlin - Director                         Date

 /s/ Harold R. Washington                            December 24, 2002
 -------------------------------------------------   ---------------------------
 Harold R. Washington - Director                     Date


 /s/  R.W. Wilkinson, III                            December 24 , 2002
--------------------------------------------------   ---------------------------
 R.W. Wilkinson, III - Vice-Chairman and Director    Date


 /s/ Leelan A. Woodlief                              December 24, 2002
 -------------------------------------------------   ---------------------------
 Leelan A. Woodlief - Director                       Date


 /s/ William S. Wooten                               December 24, 2002
 -------------------------------------------------   ---------------------------
 William S. Wooten - Director                        Date

                                  CERTIFICATION

I, Robert C. White, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Wake Forest Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 24, 2002                 /s/ Robert C. White
                                         ---------------------------------------
                                         Robert C. White
                                         President, Chief Executive Officer and
                                         Chief Financial Officer