Form 10QSB
period 2002-12-31
WAKE FOREST BANCSHARES INC
filed 2003-02-14
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          December 31, 2002
                                        ----------------------------------

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                               -------------  ---------------

                        Commission file number 000-25999
                                               ---------

                          WAKE FOREST BANCSHARES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

        United States of America                    56-2131079
    -------------------------------        ------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 1, 2003 there were issued and outstanding 1,147,140 shares of the Issuer's common stock, $.01 par value

Transitional Small Business Disclosure Format:  Yes      No   x
                                                   -----    -----

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


PART 1. - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated statements of financial condition at December 31, 2002 (unaudited)
     and September 30, 2002                                                              1
Consolidated statements of income for the three months ended December 31, 2002
     and December 31, 2001 (unaudited)                                                   2
Consolidated statements of comprehensive income for the three months ended
     December 31, 2002 and December 31, 2001 (unaudited)                                 3
Consolidated statements of cash flows for the three months ended December 31,
     2002 and December 31, 2001 (unaudited)                                              4
Notes to consolidated financial statements (unaudited)                               5 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                           8 -12

Item 3.  Internal Controls and Procedures                                               13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                              14
Item 2.  Changes in Securities                                                          14
Item 3.  Defaults upon Senior Securities                                                14
Item 4.  Submission of Matters to a Vote of Security Holders                            14
Item 5.  Other Information                                                              14
Item 6.  Exhibits and Reports on Form 8-K                                               14

Signatures                                                                              15
Certifications                                                                     15 - 16
Exhibits                                                                                17


WAKE FOREST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2002 AND SEPTEMBER 30, 2002



                                                                              December 31,           September 30,
ASSETS                                                                            2002                    2002
                                                                              ------------           -------------
                                                                             (Unaudited)                   *
Cash and short-term cash investments                                         $ 17,565,000            $ 15,303,250
Investment securities:
  Available for sale, at estimated market value                                   658,650                 623,500
  FHLB stock                                                                      330,400                 330,400
Loans receivable, net of loan loss allowances of $493,250
  at December 31, 2002 and $463,250 at September 30, 2002                      71,319,400              75,747,400
Accrued interest receivable                                                        85,900                  77,350
Foreclosed assets, net                                                            522,450                 422,900
Property and equipment, net                                                       398,000                 403,700
Deferred income tax debits, net                                                    44,600                  41,300
Prepaid expenses and other assets                                                  49,500                  35,700
                                                                             ------------            ------------
          Total Assets                                                       $ 90,973,900            $ 92,985,500
                                                                             ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                     $ 74,415,000            $ 76,767,500
Accrued expenses and other liabilities                                            589,950                 599,600
Dividends payable                                                                 137,650                 137,900
Note payable- ESOP                                                                 14,700                  29,450
Accrued income taxes                                                              188,400                      --
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                                     433,650                 611,250
                                                                             ------------            ------------
         Total Liabilities                                                     75,779,350              78,145,700
                                                                             ------------            ------------
Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none issued
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,216,612                                                                 12,150                  12,150
Additional paid-in capital                                                      5,185,800               5,062,900
Accumulated other comprehensive income                                            401,600                 379,800
Retained earnings, substantially restricted                                    10,540,100              10,298,850
Less: Common stock in treasury, at cost                                          (945,100)               (913,900)
                                                                             ------------            ------------
Total stockholders' equity                                                     15,194,550              14,839,800
                                                                             ------------            ------------
Total liabilities and stockholders' equity                                   $ 90,973,900            $ 92,985,500
                                                                             ============            ============



See Notes to Consolidated Financial Statements.

* Derived from audited financial statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                                                                   2002                 2001
                                                                                -----------          -----------
Interest and dividend income:
Loans                                                                           $ 1,425,600          $ 1,645,850
Investment securities                                                                 6,600               12,300
Short-term cash investments                                                          60,950               84,800
                                                                                -----------          -----------
     Total interest and dividend income                                           1,493,150            1,742,950
                                                                                -----------          -----------
Interest expense:
Interest on deposits                                                                673,000            1,014,850
Interest on ESOP debt                                                                   300                1,100
                                                                                -----------          -----------
     Total interest expense                                                         673,300            1,015,950
                                                                                -----------          -----------
Net interest income                                                                 819,850              727,000
Provision for loan losses                                                           (30,000)             (15,750)
                                                                                -----------          -----------
Net interest income after provision for loan losses                                 789,850              711,250
                                                                                -----------          -----------
Noninterest income:
Service charges and fees                                                              9,900               17,000
Other                                                                                    --                4,700
                                                                                -----------          -----------
                                                                                      9,900               21,700
                                                                                -----------          -----------
Noninterest expense:
Compensation and benefits                                                           172,900              206,250
Occupancy                                                                            10,100               10,100
Federal insurance and operating assessments                                          11,000               10,950
Data processing and outside service fees                                             27,600               30,650
REO expense                                                                          18,850                1,600
Other operating expense                                                              68,200               59,300
                                                                                -----------          -----------
                                                                                    308,650              318,850
                                                                                -----------          -----------
Income before income taxes                                                          491,100              414,100
Income taxes                                                                        189,600              160,200
                                                                                -----------          -----------
Net income                                                                      $   301,500          $   253,900
                                                                                ===========          ===========
Basic earnings per share                                                        $      0.26          $      0.22
Diluted earnings per share                                                      $      0.26          $      0.22
Dividends paid per share                                                        $      0.12          $      0.12


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                                                                   2002                  2001
                                                                                 --------              --------

Net income                                                                       $301,500              $253,900
                                                                                 --------              --------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                        21,800                 2,400
    Less:  reclassification adjustments for gains included
                  in net income                                                        --                    --
                                                                                 --------              --------
Other comprehensive income                                                         21,800                 2,400
                                                                                 --------              --------
Comprehensive income                                                             $323,300              $256,300
                                                                                 ========              ========


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                                                                        2002                    2001
                                                                                    ------------            ------------
Net income                                                                          $    301,500            $    253,900
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                          7,600                   7,950
     ESOP contribution expense charged to paid-in capital                                  7,850                  11,050
     Provision for loan losses                                                            30,000                  15,750
     (Gain) loss on sale of foreclosed assets                                                600                  (4,650)
     Amortization of unearned ESOP shares                                                 14,700                  14,700
     Amortization of unearned RRP shares                                                      --                  14,200
Changes in assets and liabilities:
     Prepaid expenses and other assets                                                   (13,800)                 34,300
     Accrued interest receivable                                                          (8,550)                 29,600
     Accrued expenses and other liabilities                                              178,750                 122,050
     Deferred income taxes                                                               (16,650)                 (9,250)
                                                                                    ------------            ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                502,000                 489,600
                                                                                    ------------            ------------

Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                                           4,236,300                (939,700)
Proceeds from sale of foreclosed assets                                                   64,250                 155,000
Capitalized REO cost                                                                      (2,700)
Maturity of available for sale investment securities                                          --                 500,000
Purchase of property and equipment                                                        (1,900)                 (3,750)
                                                                                    ------------            ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    4,295,950                (288,450)
                                                                                    ------------            ------------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                                   (2,352,500)              3,297,600
Principal payments on ESOP debt                                                          (14,750)                (14,750)
Repurchase of common stock for the Treasury                                              (31,200)                     --
Dividends paid                                                                          (137,750)               (137,650)
                                                                                    ------------            ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (2,536,200)              3,145,200
                                                                                    ------------            ------------
Net increase in cash and cash equivalents                                              2,261,750               3,346,350
Cash and cash equivalents:
Beginning                                                                             15,303,250              15,885,100
                                                                                    ------------            ------------
Ending                                                                              $ 17,565,000            $ 19,231,450
                                                                                    ============            ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                           $    675,350            $  1,039,050
                                                                                    ============            ============
Cash payment of income taxes                                                        $         --            $    422,000
                                                                                    ============            ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings                       $    (77,250)           $     19,850
                                                                                    ============            ============
Transfer of loans to foreclosed assets                                              $    161,700            $    502,050
                                                                                    ============            ============
Incr. (decr.)  in unrealized gain on investment securities, net                     $     21,800            $      2,400
                                                                                    ============            ============



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

NOTE 2.  ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. The MHC has since received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.4% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2002, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2003. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2002 Annual Report to Stockholders.

NOTE 4.    DIVIDENDS DECLARED

On December 16, 2002, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of December 31, 2002 and payable on January 10, 2003. The dividends declared were accrued and reported as dividends payable in the December 31, 2002 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE 5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three month periods ended December 31, 2002 and 2001 is presented below.



FOR THE THREE MONTHS ENDED DECEMBER 31:                          2002             2001
                                                               ---------       ---------
Weighted average shares outstanding for Basic EPS              1,144,640       1,144,744
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                     7,041           9,181
                                                               ---------       ---------
Weighted average shares outstanding for diluted EPS            1,151,681       1,153,925
                                                               =========       =========


                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK OPTION PLAN

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (Statement 148). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for financial statements for fiscal years ending after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein.

The Company has a stock option plan for the benefit of its officers, directors, and key employees. Options totaling 54,000 at a grant price of $12.75 were granted on January 22, 1997. No options have been granted since that date. The options became exercisable at the rate of 20% annually for years during periods of service as an employee, officer, or director, and expire after ten years. Accelerated vesting may occur in certain circumstances as disclosed in the plan documents. Options are exercisable at the fair value on the date of grant. A summary of the changes in the Company's options during the quarters ended December 31, 2002 and 2001 is presented below:

                                                          2002          2001
------------------------------------------------------------------------------
Stock options outstanding at beginning of the quarter     37,336       38,086
------------------------------------------------------------------------------
Granted                                                       --           --
------------------------------------------------------------------------------
Exercised                                                     --           --
------------------------------------------------------------------------------
Terminated                                                    --           --
------------------------------------------------------------------------------
Stock options outstanding at end of the quarter           37,336       38,086
------------------------------------------------------------------------------
Stock options exercisable at end of the quarter           37,336       30,469
------------------------------------------------------------------------------

Grants of options under the plan are accounted for following Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recorded. In 1995, the Financial Accounting Standards Board issued Standard No. 123, which requires disclosures concerning the fair value of options and encourages accounting recognition for options using the fair value method. The Company has elected to apply the disclosure-only provisions of the Statement.

However, had compensation cost been recorded based on the fair value ($4.17 per share) of awards at the grant date, the pro forma impact on the Company's net income and earnings per share would have been to reduce such amounts by approximately $4,825 ($0.00 per basic and dilutive share) for the quarter ended December 31, 2001. There was no fair value expense effect for the quarter ended December 31, 2002 because the five year period over which the options vested (and would have been expensed under SFAS No. 123) expired during the year ended September 30, 2002. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997 when the options were granted: dividend rate of 2.75%; risk-free interest rate of 5.87%; expected lives of 10 years; and price volatility of 26.51%.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in the Company's periodic reports and other filings with the SEC.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2002:

Total assets decreased by $2.0 million to $91.0 million at December 31, 2002 from $93.0 million at September 30, 2002. Total assets decreased during the three months ended December 31, 2002 primarily due to a decrease in deposits of approximately $2.4 million during the period. Because the Company currently has a significant amount of liquidity, deposits were priced conservatively in comparison to competition. Cash and short term cash investments increased by approximately $2.3 million for the three month period due to a decrease in the Company's loan portfolio during the same period.

Net loans receivable decreased by $4.4 million to $71.3 million at December 31, 2002 from $75.7 million at September 30, 2002. The decrease is a reflection of a still stagnant economy and a more guarded approach to lending in general. The Company's construction loan portfolio has declined as both the Company and its builder customers have taken a more cautious approach given the area's sluggish real estate market. The high tech sector of the area's employment base has declined during the past year and has negatively impacted the overall real estate market. Assuming economic conditions improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion because the Company operates in markets that have had sustained significant growth and strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities increased by $35,150 to $989,050 at December 31, 2002 from $953,900 at September 30, 2002. The increase is attributable to unrealized gains on the Company's FHLMC stock. The Company has decided to maintain higher levels of liquidity due to the historically low investment rates available in the market and as a result, has not been actively involved in the buying and selling securities. At December 31, 2002, the Company's investment portfolio, which consisted primarily of FHLB stock and FHLMC stock, had approximately $650,000 in unrealized gains.

The Company had no borrowings outstanding during the period other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current three month period, the Company made principal payments totaling $14,750 plus interest on the ESOP note, reducing the outstanding balance of the note to $14,700 at December 31, 2002. The Company is committed to making retirement plan contributions sufficient to amortize the debt over its seven-year term, and as such,

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

has reported the debt on its balance sheet. The Company recorded retirement plan expense of approximately $22,650 during the three month period ended December 31, 2002. The Company also has recorded a liability of $443,650 at December 31, 2002 for the ESOP put option.

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At December 31, 2002 the Company had repurchased 69,472 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $241,250 to $10.5 million at December 31, 2002 from $10.3 million at September 30, 2002. The increase is attributable to the Company's earnings during the three month period ended December 31, 2002, reduced by $137,750 in dividends paid during the period and a $77,250 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At December 31, 2002, the Company's stockholders' equity amounted to $15.2 million, which as a percentage of total assets was 16.70%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 1.29% at December 31, 2002 and 1.38% at September 30, 2002. The Company's non-performing loans at December 31, 2002 amounted to $923,120 and consisted of six single family residential loans. Three of the loans are to the same borrower. The Company believes that it has sufficient allowances established to cover any loss associated with these loans. There were no loans charged off during the current quarter. Based on management's analysis of the adequacy of its allowances, a $30,000 provision for additional loan loss allowances was made during the three month period ended December 31, 2002. The Company's loan loss allowance was $493,250 at December 31, 2002.

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

The Company also has $522,450 in foreclosed assets consisting of four residential properties at December 31, 2002. Three of the properties were partially completed homes from the same builder and will be marketed for sale during the next couple of months. The fourth property was foreclosed upon during the current quarter and consists of several residential rental houses. Marketing of this property will begin shortly. The Company believes that all of the properties have been adequately reserved at December 31, 2002 and no further loss is expected.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 31, 2002 AND 2001:

GENERAL. Net income for the three month period ended December 31, 2002 was $301,500, or $47,600 more than the $253,900 earned during the same period in 2001. As discussed below, increases in net interest income between the comparable periods was primarily responsible for the change in net income.

INTEREST INCOME. Interest income decreased by $249,800 from $1,742,950 for the three months ended December 31, 2001 to $1,493,150 for the three months ended December 31, 2002. The change in interest income resulted from a 104 basis point decrease in the overall yield on interest earning assets. The Company's yield on interest earning assets decreased from 7.04% for the quarter ending December 31, 2001 to 6.00% for the current quarter. The decrease in yield occurred primarily due to a lower level of market rates outstanding during the current quarter as compared to the same quarter a year earlier. A substantial portion of the Association's interest earning assets are tied to the Prime rate or are short-term in duration.

INTEREST EXPENSE. Interest expense decreased by $342,650 from $1,015,950 for the three months ended December 31, 2001 to $673,300 for the three months ended December 31, 2002. The decrease was primarily the result of a decrease in the Association's cost of funds, which decreased by 150 basis points from 4.97% for the quarter ended December 31, 2001 to 3.47% for the current quarter. The decrease in interest expense was also the result of a $4.7 million decline in deposits in the current quarter as compared to the same period a year earlier. The decline in the volume of interest-bearing deposits occurred due to a less aggressive marketing campaign for deposits.

NET INTEREST INCOME. Net interest income increased by $92,850 from $727,000 for the three months ended December 31, 2001 to $819,850 for the three months ended December 31, 2002. As explained above, the increase in net interest income resulted primarily from a more significant decrease in the Association's cost of funds versus the decline in its yield on interest earning assets. The Company's interest rate margin was 2.53% for the current quarter as compared to 2.07% for the quarter ended December 31, 2001.

PROVISION FOR LOAN LOSSES. The Company provided $30,000 and $15,750 in loan loss provisions during the current quarter and the same quarter a year earlier, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

NONINTEREST EXPENSE. Noninterest expense decreased by $10,200 to $308,650 for the three month period ended December 31, 2002 from $318,850 for the comparable quarter in 2001. Compensation and related benefits decreased from $206,250 during the quarter ended December 31, 2001 to $172,900 during the current quarter. The decrease in compensation and benefits occurred primarily due to the retirement of the Company's then Chief Executive Officer in March 2002 and because of the expiration of the vesting of MRP (management recognition plan) shares expense, which occurred in December, 2001. REO expense increased from $1,600 in the quarter ended December 31, 2001 to $18,850 during the current quarter. The REO expense is associated with holding foreclosed property while such properties are being prepared for sale or during the marketing phase.

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

During the three month period ended December 31, 2002, cash and cash equivalents, a significant source of liquidity, increased by approximately $2.3 million. Proceeds from the Company's operations contributed an $502,000 in cash during the period. A decrease in deposits of approximately $2.4 million and dividends payments of $137,750 were the primary uses of approximately $2.5 million of cash from financing activities. Net loan repayments of approximately $4.2 million during the quarter provided the largest single source of cash during the current quarter.

Given the Company's excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2002 Annual Report on Form 10KSB. The Company has not experienced any material change in its critical accounting policies since September 30, 2002.

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses:

The most critical estimate concerns the Company's allowance for loan losses. The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company's methodology for assessing the appropriations of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The adequacy of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower's ability to repay. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Interest Income Recognition.

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless the loans are adequately secured and in the process of collection. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued is reversed against current-period interest income.

                          WAKE FOREST BANCSHARES, INC.

ITEM 3.    INTERNAL CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC Filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

        Item 5.   Other Information

                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  a) No reports on Form 8-K were filed for the period covered by this report

                  b) Exhibit 99.1 Certification of Pursuant to 18 U.S.C. Section
                     1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WAKE FOREST BANCSHARES, INC.

Dated     February 13, 2003           By:   /s/ Robert C. White
       ---------------------------         -------------------------------------
                                            Robert C. White
                                            Chief Executive Officer
                                            and Chief Financial Officer

I, Robert C. White, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Wake Forest Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                                                /s/ Robert C. White
                                                --------------------------------
                                                Robert C. White
                                                Chief Executive Officer
                                                and Chief Financial Officer