Form 10QSB
period 2003-03-31
WAKE FOREST BANCSHARES INC
filed 2003-05-09
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 2003
                                                 -------------------------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                ---------------   --------------

                        Commission file number 000-25999
                                               ---------

                          WAKE FOREST BANCSHARES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

       United States of America                       56-2131079
   --------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

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
                                              Yes   X     No
                                                  -------    --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2003 there were issued and outstanding 1,145,496 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format: Yes         No    X
                                                   -------    --------

                          WAKE FOREST BANCSHARES, INC.

                                    CONTENTS


PART 1. - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated statements of financial condition at March 31, 2003 (unaudited)
     and September 30, 2002                                                                                         1
Consolidated statements of income for the three months ended March 31, 2003
     and March 31, 2002 (unaudited)                                                                                 2
Consolidated statements of income for the six months ended March 31, 2003
     and March 31, 2002 (unaudited)                                                                                 3
Consolidated statements of comprehensive income for the three and six months ended
     March 31, 2003 and March 31, 2002 (unaudited)                                                                  4
Consolidated statements of cash flows for the six months ended
     March 31, 2003 and March 31, 2002 (unaudited)                                                                  5
Notes to consolidated financial statements (unaudited)                                                          6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                      9 -13

Item 3.  Internal Controls and Procedures                                                                          14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                         15
Item 2.  Changes in Securities                                                                                     15
Item 3.  Defaults upon Senior Securities                                                                           15
Item 4.  Submission of Matters to a Vote of Security Holders                                                       15
Item 5.  Other Information                                                                                         15
Item 6.  Exhibits and Reports on Form 8-K                                                                          15

Signatures                                                                                                         16
Certifications                                                                                                     16
Exhibits                                                                                                           17



WAKE FOREST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2003 AND SEPTEMBER 30, 2002


                                                                                   March 31,            September 30,
ASSETS                                                                               2003                    2002
                                                                                 ------------            ------------
                                                                                 (Unaudited)                  *

Cash and short-term cash investments                                             $ 17,308,850            $ 15,303,250
Investment securities:
  Available for sale, at estimated market value                                       433,000                 623,500
  FHLB stock                                                                          330,400                 330,400
Loans receivable, net of loan loss allowances of $585,400 at
   March 31, 2003 and $463,250 at September 30, 2002                               69,115,000              75,747,400
Accrued interest receivable                                                            88,550                  77,350
Foreclosed assets, net                                                                590,700                 422,900
Property and equipment, net                                                           391,150                 403,700
Deferred income taxes, net                                                            170,300                  41,300
Prepaid expenses and other assets                                                     211,600                  35,700
                                                                                 ------------            ------------
          Total Assets                                                           $ 88,639,550            $ 92,985,500
                                                                                 ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                         $ 72,248,200            $ 76,767,500
Accrued expenses and other liabilities                                                619,000                 599,600
Dividends payable                                                                      61,250                 137,900
Note payable- ESOP                                                                         --                  29,450
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                                         466,400                 611,250
                                                                                 ------------            ------------
         Total liabilities                                                         73,394,850              78,145,700
                                                                                 ------------            ------------

Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued                                 --                      --
Common stock, par value $0.01, authorized 5,000,000 shares,
  issued 1,216,612 shares                                                              12,150                  12,150
Additional paid-in capital                                                          5,078,900               5,062,900
Accumulated other comprehensive income                                                263,500                 379,800
Retained earnings, substantially restricted                                        10,861,550              10,298,850
Less: Common stock in treasury, at cost                                              (971,400)               (913,900)
                                                                                 ------------            ------------
Total stockholders' equity                                                         15,244,700              14,839,800
                                                                                 ------------            ------------
Total liabilities and stockholders' equity                                       $ 88,639,550            $ 92,985,500
                                                                                 ============            ============



See Notes to Consolidated Financial Statements.
* Derived from Audited Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                                                 2003                     2002
                                                                             -----------              -----------
Interest and dividend income:
 Loans                                                                       $ 1,243,250              $ 1,567,650
 Investment securities                                                             8,850                    8,100
 Short-term cash investments                                                      50,650                   76,200
                                                                             -----------              -----------
     Total interest income                                                     1,302,750                1,651,950
                                                                             -----------              -----------
Interest expense:
 Interest on deposits                                                            573,050                  886,400
Interest on ESOP debt                                                                150                      850
                                                                             -----------              -----------
     Total interest expense                                                      573,200                  887,250
                                                                             -----------              -----------

Net interest income before provision for loan losses                             729,550                  764,700
Provision for loan losses                                                       (130,000)                 (66,000)
                                                                             -----------              -----------
Net interest income after provision for loan losses                              599,550                  698,700
                                                                             -----------              -----------
Noninterest income:
 Service charges and fees                                                         24,800                   14,450
 Gain on sale of investments                                                     158,600                  195,600
 Other                                                                               850                    4,800
                                                                             -----------              -----------
                                                                                 184,250                  214,850
                                                                             -----------              -----------
Noninterest expense:
 Compensation and benefits                                                       180,100                  206,500
 Occupancy                                                                        13,400                   11,000
 Federal insurance and operating assessments                                      10,750                   11,050
 Data processing and outside service fees                                         30,550                   25,400
 Foreclosed assets, net                                                           11,800                  144,400
 Other operating expense                                                          71,850                   84,250
                                                                             -----------              -----------
                                                                                 318,450                  482,600
                                                                             -----------              -----------

Income before income taxes                                                       465,350                  430,950
Income taxes                                                                     179,700                  165,150
                                                                             -----------              -----------
Net income                                                                   $   285,650              $   265,800
                                                                             ===========              ===========

Basic earnings per share                                                     $      0.25              $      0.23
Diluted earnings per share                                                   $      0.25              $      0.23
Dividends paid per share                                                     $      0.12              $      0.12



See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2003 AND 2002



                                                                        2003                    2002
                                                                    -----------              -----------

Interest and dividend income:
 Loans                                                              $ 2,668,850              $ 3,213,500
 Investment securities                                                   15,500                   20,400
 Short-term cash investments                                            111,550                  161,000
                                                                    -----------              -----------
     Total interest income                                            2,795,900                3,394,900
                                                                    -----------              -----------
Interest expense:
 Interest on deposits                                                 1,246,050                1,901,200
 Interest on ESOP debt                                                      450                    2,000
                                                                    -----------              -----------
      Total interest expense                                          1,246,500                1,903,200
                                                                    -----------              -----------
Net interest income before provision for loan losses                  1,549,400                1,491,700
Provision for loan losses                                              (160,000)                 (81,750)
                                                                    -----------              -----------
Net interest income after provision for loan losses                   1,389,400                1,409,950
                                                                    -----------              -----------
Noninterest income:
 Service charges and fees                                                34,700                   31,400
 Gain on sale of investments                                            158,600                  195,600
 Other                                                                      850                    9,550
                                                                    -----------              -----------
                                                                        194,150                  236,550
                                                                    -----------              -----------

Noninterest expense:
 Compensation and benefits                                              353,000                  412,750
 Occupancy                                                               23,500                   21,100
 Federal insurance and operating assessments                             21,750                   22,000
 Data processing and outside service fees                                58,100                   56,000
 Foreclosed assets, net                                                  30,650                  146,000
 Other operating expense                                                140,050                  143,600
                                                                    -----------              -----------
                                                                        627,050                  801,450
                                                                    -----------              -----------


Income before income taxes                                              956,500                  845,050
Income taxes                                                            369,350                  325,350
                                                                    -----------              -----------
Net income                                                          $   587,150              $   519,700
                                                                    ===========              ===========

Basic earnings per share                                            $      0.51              $      0.45
Diluted earnings per share                                          $      0.51              $      0.45
Dividends paid per share                                            $      0.24              $      0.24



See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)




FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                                                  2003                  2002
                                                                               ---------              ---------

Net income                                                                     $ 285,650              $ 265,800
                                                                               ---------              ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                      (39,750)               (18,200)
    Less:  reclassification adjustments for gains included
                  in net income                                                  (98,350)              (121,250)
                                                                               ---------              ---------
Other comprehensive income (loss)                                               (138,100)              (139,450)
                                                                               ---------              ---------
Comprehensive income                                                           $ 147,550              $ 126,350
                                                                               =========              =========
FOR SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                  2003                  2002
                                                                               ---------              ---------

Net income                                                                     $ 587,150              $ 519,700
                                                                               ---------              ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period                      (17,950)               (15,800)
    Less:  reclassification adjustments for gains included
                  in net income                                                  (98,350)              (121,250)
                                                                               ---------              ---------
Other comprehensive income (loss)                                               (116,300)              (137,050)
                                                                               ---------              ---------
Comprehensive income                                                           $ 470,850              $ 382,650
                                                                               =========              =========



See Notes to Consolidated Finanical Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                    2003                    2002
                                                                                ------------            ------------

Net income                                                                      $    587,150            $    519,700
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                     15,250                  16,100
     ESOP contribution expense charged to paid-in capital                             16,000                  20,650
     Provision for loan losses                                                       160,000                  81,750
     Provision for foreclosed assets                                                   2,500                 140,000
     Gain on sale of investments                                                    (158,600)               (195,600)
     Gain on sale of foreclosed assets, net                                              250                  (8,900)
     Amortization of unearned ESOP shares                                             29,400                  29,400
     Amortization of unearned RRP shares                                                  --                  18,900
Changes in assets and liabilities:
     Prepaid expenses and other assets                                              (175,900)                  3,650
     Accrued interest receivable                                                     (11,200)                 16,250
     Accrued expenses and other liabilities                                           19,400                 (15,750)
     Deferred income taxes                                                           (57,700)                (38,600)
                                                                                ------------            ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                         426,550                 587,550
                                                                                ------------            ------------
Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                                       6,001,100              (3,020,650)
Proceeds from sale of foreclosed assets                                              303,450                 474,600
Capital additions to foreclosed assets                                                (2,700)                (11,200)
Sale of available for sale investment securities                                     161,550                 198,650
Maturity of available for sale investment securities                                      --                 500,000
Redemption (purchase) of FHLB stock                                                       --                  19,700
Purchase of property and equipment                                                    (2,700)                 (3,750)
                                                                                ------------            ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             6,460,700              (1,842,650)
                                                                                ------------            ------------
Cash Flows From Financing Activities:
Net increase (decrease)  in deposits                                              (4,519,300)              3,053,300
Principal payments on ESOP debt                                                      (29,450)                (29,450)
Repurchase of common stock for the Treasury                                          (57,500)                     --
Proceeds from stock options exercised                                                     --                   9,550
Dividends paid                                                                      (275,400)               (275,600)
                                                                                ------------            ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                      (4,881,650)              2,757,800
                                                                                ------------            ------------
Net increase in cash and cash equivalents                                          2,005,600               1,502,700
Cash and cash equivalents:
   Beginning                                                                      15,303,250              15,885,100
                                                                                ------------            ------------
   Ending                                                                       $ 17,308,850            $ 17,387,800
                                                                                ============            ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                       $  1,253,650            $  1,922,150
                                                                                ============            ============
Cash payment of income taxes                                                         414,250                 341,000
                                                                                ============            ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings                   $   (144,850)           $    (52,950)
                                                                                ============            ============
Transfer of loans to foreclosed assets                                          $    471,250            $    668,400
                                                                                ============            ============
Incr. (decr.)  in unrealized gain on investment securities                      $   (116,300)           $   (137,050)
                                                                                ============            ============



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

NOTE 2.  ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. Prior to the most recent dividend (see Note 4) the MHC received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.4% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

NOTE 3.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2002, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2003. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2002 Annual Report to Stockholders.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  DIVIDENDS DECLARED

On March 17, 2003, the Board of Directors of the Company declared a dividend of $0.12 a share for stockholders of record as of March 31, 2003 and payable on April 10, 2003. The dividends declared were accrued and reported as dividends payable in the March 31, 2003 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of dividends declared by the Company for this quarter.

NOTE 5.  EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2003 and 2002 is presented below.



FOR THE THREE MONTHS ENDED MARCH 31:                                          2003                    2002
                                                                            ---------              ---------

Weighted average shares outstanding for Basic EPS                           1,144,806              1,148,013
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                  7,264                  7,650
                                                                            ---------              ---------
Weighted average shares outstanding for diluted EPS                         1,152,070              1,155,663
                                                                            =========              =========




FOR THE SIX MONTHS ENDED MARCH 31:                                            2003                    2002
                                                                            ---------              ---------

Weighted average shares outstanding for Basic EPS                           1,144,722              1,146,361
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                  7,150                  8,035
                                                                            ---------              ---------
Weighted average shares outstanding for diluted EPS                         1,151,872              1,154,396
                                                                            =========              =========





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

The Company has a stock option plan for the benefit of its officers, directors, and key employees. Options totaling 54,000 at a grant price of $12.75 were granted on January 22, 1997. No options have been granted since that date. The options became exercisable at the rate of 20% annually for years during periods of service as an employee, officer, or director, and expire after ten years. Accelerated vesting may occur in certain circumstances as disclosed in the plan documents. Options are exercisable at the fair value on the date of grant. A summary of the changes in the Company's options during the quarters ended March 31, 2003 and 2002 is presented below:

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  STOCK OPTION PLAN (CONTINUED)



                                                            2003        2002
                                                           ------      ------
Stock options outstanding at beginning of the quarter      37,336      38,086
Granted                                                        --          --
Exercised                                                      --        (750)
Terminated                                                     --          --
                                                           ------      ------
Stock options outstanding at end of the quarter            37,336      37,336
                                                           ======      ======
Stock options exercisable at end of the quarter            37,336      37,336
                                                           ======      ======

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

However, had compensation cost been recorded based on the fair value ($4.17 per share) of awards at the grant date, the pro forma impact on the Company's net income and earnings per share would have been to reduce such amounts by approximately $4,825 and $9,650 ($0.00 per basic and dilutive share) for the quarter and six months ended March 31, 2002, respectively. There was no fair value expense effect for the quarter ended March 31, 2003 because the five year period over which the options vested (and would have been expensed under SFAS No. 123) expired during the year ended September 30, 2002. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997 when the options were granted: dividend rate of 2.75%; risk-free interest rate of 5.87%; expected lives of 10 years; and price volatility of 26.51%.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND MARCH 31, 2003:

Total assets decreased by $4.4 million to $88.6 million at March 31, 2003 from $93.0 million at September 30, 2002. Total assets decreased during the six months ended March 31, 2003 primarily due to a decrease in deposits of approximately $4.5 million during the same period. Because the Company currently has a sufficient amount of liquidity, deposits were priced to retain current amounts but not to attract additional funds from competition. Cash and short term cash investments increased by approximately $2.0 million for the six month period due to a decrease in the Company's loan portfolio during the same period.

Net loans receivable decreased by $6.6 million to $69.1 million at March 31, 2003 from $75.7 million at September 30, 2002. The decrease is a reflection of a still stagnant economy and a more guarded approach to lending in general. The Company's construction loan portfolio has declined as both the Company and its builder customers have taken a more cautious approach given the area's sluggish real estate market. The high tech sector of the area's employment base has declined during the past year and has negatively impacted the overall real estate market. Assuming economic conditions improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion because the Company operates in markets that have had sustained significant growth and strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities decreased by $190,500 to $763,400 at March 31, 2003 from $953,900 at September 30, 2002. The decrease is primarily attributable to a March 2003 sale of 3,000 shares of FHLMC stock which resulted in proceeds received of $161,500. The remaining $29,000 resulted from unrealized losses on the FHLMC stock. The Company has decided to maintain higher levels of liquidity due to the historically low investment rates available in the market and as a result, has not been actively involved in the buying and selling securities. At March 31, 2003, the Company's investment portfolio, which consisted primarily of FHLB stock and FHLMC stock, had approximately $425,000 in unrealized gains.

The Company had no borrowings outstanding during the period other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current six month period, the Company made principal payments totaling $29,450 plus interest on the ESOP note, which paid off the remaining balance of the note. The Company made retirement plan contributions sufficient to amortize the debt over its seven-year term, and as such, had reported the debt on its balance sheet. The Company recorded retirement plan expense of approximately $46,850 during the six month period ended March 31, 2003. The Company also has recorded a liability of $466,400 at March 31, 2003 for the ESOP put option.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND MARCH 31, 2003 (CONTINUED):

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made primarily through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At March 31, 2003 the Company had repurchased 71,116 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $562,700 to $10.9 million at March 31, 2003 from $10.3 million at September 30, 2002. The increase is attributable to the Company's earnings during the six month period ended March 31, 2003, reduced by $198,750 in dividends paid during the period and a $174,300 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At March 31, 2003, the Company's stockholders' equity amounted to $15.2 million, which as a percentage of total assets was 17.20%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 2.03% at March 31, 2003 and 1.38% at September 30, 2002. The Company's non-performing loans amounted to $1,047,295 and consisted of nine residential properties at September 30, 2002. At March 31, 2003, non-performing loans amounted to $1,420,850 and consisted of eight loans. Three of the loans are to the same borrower. Another loan is on a single family property and adjacent horse facility amounting to approximately $800,000. The Company believes that it has sufficient allowances established to cover any loss associated with these loans. The Company charged off one loan, collateralized by a single family home, for a loss of $37,850 during the current quarter. No loans were charged off during the first quarter of the current year.

Based on management's analysis of the adequacy of its allowances, including recent trends towards higher delinquencies and a slower economy, loan loss provisions totaling $130,000 and $30,000 were made during the three month periods ended March 31, 2003 and December 31, 2002, respectively. This higher provision resulting in an increase in the allowance for loan losses expressed as a percentage of gross loans to 0.84% at March 31, 2003 in comparison to 0.61% at September 30, 2002. The Company's loan loss allowance was $585,400 at March 31, 2003.

The Company's allowance for loan losses is established through a provision for loan losses charged to operations and is evaluated by management to ensure it is adequate to absorb probable losses inherent in the loan portfolio. Such evaluation includes a review of loans for which collectibility appears doubtful and other factors, including the nature and volume of the portfolio, historical experience, estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

The Company also has $590,650 in foreclosed assets consisting of five residential properties at March 31, 2003. Three of the properties were partially completed homes from the same builder and will be marketed for sale during the next couple of months. Another property was foreclosed upon during the first quarter and consists of several residential rental houses. The fifth property is a small single family home. Marketing of these properties will begin shortly. The Company believes that all of the properties have been adequately reserved at March 31, 2003 and no further loss is expected.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002:

GENERAL. Net income for the three month period ended March 31, 2003 was $285,650, or $19,850 more than the $265,800 earned during the same quarter in 2002. Net income for the six month period ended March 31, 2003 was $587,150, or $67,450 more than the $519,700 earned during the same period in 2002. As discussed below, changes in net interest income between the comparable periods coupled with decreases in non-interest expenses were primarily responsible for the change in net income during the current quarter and six month period.

INTEREST INCOME. Interest income decreased by $349,200 from $1,651,950 for the three months ended March 31, 2002 to $1,302,750 for the three months ended March 31, 2003. The decline in interest income resulted from both a 81 basis point decrease in the average yield on interest earning assets between the quarters and a decline of $8.5 million in the average balance of interest-earning assets outstanding between the periods. Interest income decreased by $599,000 from $3,394,900 for the six months ended March 31, 2002 to $2,795,900 for the six months ended March 31, 2003. The decline in interest income resulted from both a 92 basis point decrease in the yield on interest-earning assets between the periods and a decline of $6.4 million in the average balance of interest-earning assets outstanding between the six month periods. The Company's yield on interest earning assets was 6.49% and 6.76% for the quarter and six month period ended March 31, 2002; respectively, and 5.68% and 5.84% for the quarter and six month period ended March 31, 2003; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods.

INTEREST EXPENSE. Interest expense decreased by $314,050 from $887,250 for the three months ended March 31, 2002 to $573,200 for the three months ended March 31, 2003. Interest expense decreased by $656,700 from $1,903,200 for the six months ended March 31, 2002 to $1,246,500 for the six months ended March 31, 2003. The decreases were primarily the result of a decrease in the Company's cost of funds between the periods, which decreased by 1.26% and 1.38% for the three and six month periods ended March 31, 2003 as compared to the same periods a year earlier. As a result of overall lower market rates, the Company's cost of funds decreased from 4.49% and 4.73% for the quarter and six month period ended March 31, 2002; respectively, to 3.23% and 3.35% for the quarter and six month period ended March 31, 2003, respectively.

NET INTEREST INCOME. Net interest income decreased by $35,150 from $764,700 for the three months ended March 31, 2002 to $729,550 for the three months ended March 31, 2003. Net interest income increased by $57,700 from $1,491,700 for the six months ended March 31, 2002 to $1,549,400 for the six months ended March 31, 2003. The Company's net interest margin was 3.38% and 3.53% for the current quarter and six months ended March 31, 2003 versus 3.27% and 3.17% for the same quarter and six month period a year earlier.

PROVISION FOR LOAN LOSSES. The Company provided $130,000 and $160,000 in loan loss provisions during the current quarter and six month period ended March 31, 2003; respectively, as compared to $66,000 and $81,750 during the three and six month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral and prevailing economic conditions. Although management uses a systematic method for determining the adequacy of its allowances, the evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NON-INTEREST INCOME. During the current quarter, the Company sold 3,000 shares of FHLMC stock with a cost basis of approximately $2,950 and realized a gain of $158,600. During the same quarter a year earlier, the Company sold 3,100 shares of FHLMC stock with a cost basis of approximately $3,000 for a realized gain of $195,600. There were no other investment sales during the six month periods ended March 31, 2003 and 2002. The Company continues to hold 8,154 shares of FHLMC stock in its investment portfolio.

NON-INTEREST EXPENSE. Non-interest expense decreased by $164,150 to $318,450 for the three month period ended March 31, 2003 from $482,600 for the comparable quarter in 2002. Non-interest expense decreased by $174,400 to $627,050 for the six month period ended March 31, 2003 from $801,450 for the same period a year earlier. Only two categories of expense changed significantly between the periods. Expenses associated with foreclosed assets totaled $144,400 and $146,000 for the three and six month periods ended March 31, 2002 as compared to expenses of $11,800 and $30,650 for the three and six month periods ended March 31, 2003. The largest portion of the 2002 expense occurred when the Company charged earnings for $140,000 of specific allowances established on foreclosed assets during the March 2002 quarter. Compensation and related benefits decreased from $206,500 during the quarter ended March 31, 2002 to $180,100 in the current quarter, and from $412,750 during the six month period ended March 31, 2002 to $353,000 in the six months ended March 31, 2003. The decrease in compensation and benefits occurred primarily because compensation was higher in 2002 prior to the retirement of the Company's then Chief Executive Officer on March 31, 2002.

CAPITAL RESOURCES AND LIQUIDITY

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

During the six month period ended March 31, 2003, cash and cash equivalents, a significant source of liquidity, increased by approximately $2.0 million. Proceeds from the Company's operations contributed $426,550 in cash during the period. A decrease in loans receivable of $6.0 million, partially offset by a decrease in deposits of approximately $4.5 million provided the largest source of increased liquidity during the six month period ended March 31, 2003. Given the Company's excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED):

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

                  None

        Item 3.   Defaults Upon Senior Securities

                  None

        Item 4.   Submission of Matters to a Vote of Security Holders

         On February 18, 2003, the annual meeting of stockholders was held to consider and vote upon the election of four directors of the Company and to ratify the appointment of Dixon Odom PLLC as independent auditors for the Company's fiscal year ending September 30, 2003. All items were approved by the stockholders as shown below.

        Vote concerning the election of directors of the Company:

                                  For      Against     Withheld     Total
                                ------------------------------------------
        Paul K. Brixhoff        989,464       --         7,438     996,902
        Anna O. Sumerlin        995,514       --         1,388     996,902
        Harold Washington       995,314       --         1,588     996,902
        Robert C. White         995,514       --         1,388     996,902

        Vote concerning ratification of Dixon Odom PLLC as independent auditors for the year ending September 30, 2003:

                                  For      Against      Abstained   Total
                                ------------------------------------------

                                996,902       --            --     996,902

        Item 5.   Other Information

                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  a) No reports on Form 8-K were filed for the period covered by this report.

                  b) Exhibit 99.1 Certification of Pursuant to 18 U.S.C. Section
                     1350, as adopted Pursuant to Section 906 of the Sarbanes-
                    Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Wake Forest Bancshares, Inc.

Dated     May 10, 2003                     By:  /s/ Robert C. White
      ------------------------                  --------------------------------
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

        Date: May 10, 2003                           /s/ Robert C. White
              --------------------------             ---------------------------

                                                     Robert C. White
                                                     Chief Executive Officer
                                                     and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WAKE FOREST BANCSHARES, INC.



Dated     May 10, 2003                    By:  /s/ Robert C. White
      --------------------------              ----------------------------------
                                              Robert C. White
                                              Chief Executive Officer and
                                              Chief Financial Officer