Form 10QSB
period 2003-06-30
WAKE FOREST BANCSHARES INC
filed 2003-08-12
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended          June 30, 2003
                                         -----------------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    -----------------------

                        Commission file number 000-25999
                                               ---------

                          WAKE FOREST BANCSHARES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

    United States of America                            56-2131079
    --------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2003 there were issued and outstanding 1,145,496 shares of the Issuer's common stock, $.01 par value

Transitional Small Business Disclosure Format:  Yes      No   X
                                                    ---      ---

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


Item 1.  Financial Statements
Consolidated statements of financial condition at June 30, 2003 (unaudited)
     and September 30, 2002                                                                  1
Consolidated statements of income for the three months ended June 30, 2003
     and June 30, 2002 (unaudited)                                                           2
Consolidated statements of income for the nine months ended June 30, 2003
     and June 30, 2002 (unaudited)                                                           3
Consolidated statements of comprehensive income for the three and nine months ended
     June 30, 2003 and June 30, 2002 (unaudited)                                             4
Consolidated statements of cash flows for the nine months ended
     June 30, 2003 and June 30, 2002 (unaudited)                                             5
Notes to consolidated financial statements (unaudited)                                   6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               9 -13

Item 3.  Controls and Procedures                                                            14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  15
Item 2.  Changes in Securities                                                              15
Item 3.  Defaults upon Senior Securities                                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                                15
Item 5.  Other Information                                                                  15
Item 6.  Exhibits and Reports on Form 8-K                                                   15

Signatures                                                                                  16
Exhibits                                                                                 17-18


WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2003 AND SEPTEMBER 30, 2002

                                                                       June 30,        September 30,
ASSETS                                                                   2003              2002
                                                                     ------------      ------------
                                                                      (Unaudited)            *
Cash and short-term cash investments                                 $ 19,064,400      $ 15,303,250
Investment securities:
  Available for sale, at estimated market value                           414,000           623,500
  FHLB stock                                                              225,900           330,400
Loans receivable, net of loan loss allowances of $615,400
  at June 30, 2003 and $463,250 at September 30, 2002                  65,787,750        75,747,400
Accrued interest receivable                                                96,100            77,350
Foreclosed assets, net                                                  1,168,650           422,900
Property and equipment, net                                               386,150           403,700
Deferred income taxes, net                                                194,000            41,300
Prepaid expenses and other assets                                         363,700            35,700
                                                                     ------------      ------------
          Total Assets                                               $ 87,700,650      $ 92,985,500
                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                             $ 71,016,500      $ 76,767,500
Accrued expenses and other liabilities                                    677,950           599,600
Dividends payable                                                          71,500           137,900
Note payable- ESOP                                                             --            29,450
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                             504,250           611,250
                                                                     ------------      ------------
         Total Liabilities                                             72,270,200        78,145,700
                                                                     ------------      ------------
Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued                     --                --
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,216,612 shares                                                  12,150            12,150
Additional paid-in capital                                              5,078,900         5,062,900
Accumulated other comprehensive income                                    251,700           379,800
Retained earnings, substantially restricted                            11,059,100        10,298,850
Less: Common stock in treasury, at cost                                  (971,400)         (913,900)
                                                                     ------------      ------------
Total stockholders' equity                                             15,430,450        14,839,800
                                                                     ------------      ------------
Total liabilities and stockholders' equity                           $ 87,700,650      $ 92,985,500
                                                                     ============      ============

See Notes to Consolidated Financial Statements
* Derived from Audited Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                            2003              2002
                                                         -----------      -----------
Interest and dividend income:
 Loans                                                   $ 1,256,800      $ 1,522,200
 Investment securities                                         5,050            7,050
 Short-term cash investments                                  49,650           58,100
                                                         -----------      -----------
     Total interest income                                 1,311,500        1,587,350
                                                         -----------      -----------
Interest expense:
 Interest on deposits                                        546,600          784,400
 Interest on ESOP debt                                            --              700
                                                         -----------      -----------
     Total interest expense                                  546,600          785,100
                                                         -----------      -----------
Net interest income before provision for loan losses         764,900          802,250
Provision for loan losses                                    (30,000)         (32,500)
                                                         -----------      -----------
Net interest income after provision for loan losses          734,900          769,750
                                                         -----------      -----------
Noninterest income:
 Service charges and fees                                     18,450           14,000
 Secondary market fee income                                  51,800               --
 Gain on sale of investments                                      --           77,900
 Other                                                           800              200
                                                         -----------      -----------
                                                              71,050           92,100
                                                         -----------      -----------
Noninterest expense:
 Compensation and benefits                                   165,550          186,150
 Occupancy                                                    11,050           13,150
 Federal insurance and operating assessments                  10,500           11,050
 Data processing                                              28,550           34,600
 REO provisions and expense                                   12,450           76,950
 Other operating expense                                      82,400           69,850
                                                         -----------      -----------
                                                             310,500          391,750
                                                         -----------      -----------
Income before income taxes                                   495,450          470,100
Income taxes                                                 188,550          179,250
                                                         -----------      -----------
Net income                                               $   306,900      $   290,850
                                                         ===========      ===========
Basic earnings per share                                 $      0.27      $      0.25
Diluted earnings per share                               $      0.27      $      0.25
Dividends per share                                      $      0.14      $      0.12



See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                            2003              2002
                                                         -----------      -----------
Interest and dividend income:
 Loans                                                   $ 3,925,650      $ 4,735,700
 Investment securities                                        18,200           27,450
 Short-term cash investments                                 163,500          219,150
                                                         -----------      -----------
     Total interest income                                 4,107,350        4,982,300
                                                         -----------      -----------
Interest expense:
 Interest on deposits                                      1,792,650        2,685,650
 Interest on ESOP debt                                           450            2,700
                                                         -----------      -----------
     Total interest expense                                1,793,100        2,688,350
                                                         -----------      -----------
Net interest income before provision for loan losses       2,314,250        2,293,950
Provision for loan losses                                   (190,000)        (114,250)
                                                         -----------      -----------
Net interest income after provision for loan losses        2,124,250        2,179,700
                                                         -----------      -----------
Noninterest income:
 Service charges and fees                                     44,100           45,400
 Secondary market fee income                                  60,850               --
 Gain on sale of investments                                 158,600          273,450
 Other                                                         1,650            9,750
                                                         -----------      -----------
                                                             265,200          328,600
                                                         -----------      -----------
Noninterest expense:
 Compensation and benefits                                   518,550          598,900
 Occupancy                                                    34,550           34,200
 Federal insurance and operating assessments                  32,250           33,100
 Data processing                                              86,650           90,600
 REO provisions and expense                                   43,100          222,950
 Other operating expense                                     222,450          213,400
                                                         -----------      -----------
                                                             937,550        1,193,150
                                                         -----------      -----------
Income before income taxes                                 1,451,900        1,315,150
Income taxes                                                 557,850          504,600
                                                         -----------      -----------
Net income                                               $   894,050      $   810,550
                                                         ===========      ===========
Basic earnings per share                                 $      0.78      $      0.70
Diluted earnings per share                               $      0.78      $      0.70
Dividends per share                                      $      0.38      $      0.36


See Notes to Consolidated Financial Statements.

FOR THREE MONTHS ENDED JUNE 30:                                   2003            2002
                                                                ---------      ---------
Net income                                                      $ 306,900      $ 290,850
                                                                ---------      ---------
Other comprehensive loss, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period       (11,800)       (13,300)
    Less:  reclassification adjustments for gains included
                  in net income                                        --        (48,300)
                                                                ---------      ---------
Other comprehensive loss                                          (11,800)       (61,600)
                                                                ---------      ---------
Comprehensive income                                            $ 295,100      $ 229,250
                                                                =========      =========


FOR NINE MONTHS ENDED JUNE 30:                                    2003           2002
                                                                ---------      ---------
Net income                                                      $ 894,050      $ 810,550
                                                                ---------      ---------
Other comprehensive loss, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period       (29,750)       (29,100)
    Less:  reclassification adjustments for gains included
                  in net income                                   (98,350)      (169,550)
                                                                ---------      ---------
Other comprehensive loss                                         (128,100)      (198,650)
                                                                ---------      ---------
Comprehensive income                                            $ 765,950      $ 611,900
                                                                =========      =========


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                       2003              2002
                                                                   ------------      ------------
Net income                                                         $    894,050      $    810,550
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                        23,150            24,950
     ESOP contribution expense credited to paid-in capital               16,000            28,850
     Provision for loan losses                                          190,000           114,250
     Provision for foreclosed assets                                      2,500           206,000
     Gain on sale of investments                                       (158,600)         (273,450)
     Gain on sale of foreclosed assets, net                                (250)           (8,900)
     Deferred income taxes                                              (74,200)          (54,800)
     Amortization of unearned ESOP shares                                29,400            44,150
     Amortization of unearned RRP shares                                     --            18,900
Changes in assets and liabilities:
     Prepaid expenses and other assets                                 (328,000)           38,750
     Accrued interest receivable                                        (18,750)            7,200
     Accrued expenses and other liabilities                              73,750            67,350
                                                                   ------------      ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                            649,050         1,023,800
                                                                   ------------      ------------
Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                          8,619,850        (2,099,200)
Proceeds from sale of foreclosed assets                                 408,100           672,400
Redemption of FHLB stock                                                104,500                --
Capital additions to foreclosed assets                                   (1,700)          (21,700)
Proceeds from sale of available for sale investment securities          161,500           277,700
Maturity of available for sale investment securities                         --           500,000
Purchase of property and equipment                                       (5,600)           (7,050)
                                                                   ------------      ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                9,286,650          (677,850)
                                                                   ------------      ------------
Cash Flows From Financing Activities:
Net increase (decrease)  in deposits                                 (5,751,000)         (445,800)
Principal payments on ESOP debt                                         (29,450)          (44,150)
Proceeds from stock options exercised                                        --             9,550
Repurchase of common stock for the Treasury                             (57,500)          (92,000)
Dividends paid                                                         (336,600)         (413,750)
                                                                   ------------      ------------
   NET CASH USED IN FINANCING ACTIVITIES                             (6,174,550)         (986,150)
                                                                   ------------      ------------
Net increase in cash and cash equivalents                             3,761,150          (640,200)
Cash and cash equivalents:
   Beginning                                                         15,303,250        15,885,100
                                                                   ------------      ------------
   Ending                                                          $ 19,064,400      $ 15,244,900
                                                                   ============      ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                          $  1,803,150      $  2,704,600
                                                                   ============      ============
Cash payment of income taxes                                       $    627,250      $    500,000
                                                                   ============      ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings      $   (107,000)     $     35,900
                                                                   ============      ============
Transfer of loans to foreclosed assets                             $  1,149,800      $    990,000
                                                                   ============      ============
Incr. (decr.)  in unrealized gain on investment securities         $   (128,100)     $   (198,650)
                                                                   ============      ============


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

NOTE 2.     ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. Prior to the two most recent dividend payments (see Note 4), the MHC received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.4% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2002, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2003. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2002 Annual Report to Stockholders.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4.    DIVIDENDS DECLARED

On June 16, 2003, the Board of Directors of the Company declared a dividend of $0.14 a share for stockholders of record as of June 30, 2003 and payable on July 10, 2003. The dividends declared were accrued and reported as dividends payable in the June 30, 2003 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2003 and 2002 is presented below.

For the Three Months Ended June 30:                         2003          2002
                                                          ---------     ---------
Weighted average shares outstanding for Basic EPS         1,144,966     1,146,881
Plus incremental shares from assumed issuances of
shares pursuant to stock option and stock award plans         9,311         8,426
                                                          ---------     ---------
Weighted average shares outstanding for diluted EPS       1,154,277     1,155,307
                                                          =========     =========


For the Nine Months Ended June 30:                          2003           2002
                                                          ---------     ---------
Weighted average shares outstanding for Basic EPS         1,144,742     1,146,534
Plus incremental shares from assumed issuances of
shares pursuant to stock option and stock award plans         7,909         8,168
                                                          ---------     ---------
Weighted average shares outstanding for diluted EPS       1,152,651     1,154,702
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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK OPTION PLAN (CONTINUED)

A summary of the changes in the Company's options during the quarters ended June 30, 2003 and 2002 is presented below:

                                                           2003       2002
                                                          ------     ------
Stock options outstanding at beginning of the quarter     37,336     37,366
Granted                                                       --         --
Exercised                                                     --         --
Terminated                                                    --         --
                                                          ------     ------
Stock options outstanding at end of the quarter           37,336     37,366
                                                          ======     ======
Stock options exercisable at end of the quarter           37,336     37,336
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

However, had compensation cost been recorded based on the fair value ($4.17 per share) of awards at the grant date, the pro forma impact on the Company's net income and earnings per share would have been to reduce such amounts by approximately $4,825 and $9,650 ($0.00 per basic and dilutive share) for the quarter and nine months ended June 30, 2002, respectively. There was no fair value expense effect for the quarter and nine months ended June 30, 2003 because the five year period over which the options vested (and would have been expensed under SFAS No. 123) expired during the year ended September 30, 2002. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997 when the options were granted: dividend rate of 2.75%; risk-free interest rate of 5.87%; expected lives of 10 years; and price volatility of 26.51%.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2003:

Total assets decreased by $5.3 million to $87.7 million at June 30, 2003 from $93.0 million at September 30, 2002. Total assets decreased during the nine months ended June 30, 2003 primarily due to a decrease in deposits of approximately $5.8 million during the same period. Because the Company currently has a sufficient amount of liquidity, deposits were not priced aggressively to retain certain accounts or to attract additional funds from competition. Cash and short term cash investments increased by approximately $3.8 million for the nine month period due to a decrease in the Company's loan portfolio during the same period.

Net loans receivable decreased by $9.9 million to $65.8 million at June 30, 2003 from $75.7 million at September 30, 2002. The decrease is a reflection of a still stagnant economy and a more guarded approach to lending in general. The Company's construction loan portfolio has declined as both the Company and its builder customers have taken a more cautious approach given the area's sluggish real estate market. The high tech sector of the area's employment base has declined during the past year and has negatively impacted the overall real estate market. Assuming economic conditions improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion because the Company operates in markets that had sustained significant growth and strong loan demand over the past several years. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities decreased by $314,000 to $639,900 at June 30, 2003 from $953,900 at September 30, 2002. The decrease is primarily attributable to a March 2003 sale of 3,000 shares of FHLMC stock which resulted in proceeds received of $161,500 and a May 2003 required FHLB stock redemption of $104,500. The remaining $48,000 resulted from unrealized losses on the FHLMC stock. The Company has decided to maintain higher levels of liquidity due to the historically low investment rates available in the market and as a result, has not been actively involved in the buying and selling securities. At June 30, 2003, the Company's investment portfolio, which consisted primarily of FHLB stock and FHLMC stock, had approximately $406,000 in unrealized gains.

The Company had no borrowings outstanding during the period other than the loan incurred by the ESOP for purchase of 41,200 shares of the Company's common stock. The ESOP borrowed $412,000 for its purchase of stock from an outside financial institution on April 3, 1996. During the current nine month period, the Company made principal payments of $29,450 which repaid the ESOP note. The Company also has recorded a liability of $504,250 at June 30, 2003 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if all participants were to request the balance of their account from the Company in cash instead of stock.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2003 (CONTINUED):

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At June 30, 2003 the Company had repurchased 71,116 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $760,250 to $11.1 million at June 30, 2003 from $10.3 million at September 30, 2002. The increase is attributable to the Company's earnings of $894,050 during the nine month period ended June 30, 2003, reduced by $270,200 in dividends declared during the period and a $136,400 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option.. At June 30, 2003 the Company's capital amounted to $15.4 million, which as a percentage of total assets was 17.59%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 1.21% at June 30, 2003 and 1.38% at September 30, 2002. The Company's non-performing loans amounted to $1,047,295 and consisted of nine residential properties at September 30, 2002. At June 30, 2003, non-performing loans amounted to $773,842 and consisted of six loans. One of the loans amounting to $340,800 has subsequently been repaid. The Company believes that it has sufficient allowances established to cover any loss associated with these loans. The Company had no charge-offs during the current quarter. Loans amounting to $37,847 were charged off during the first six months of the current year.

Based on management's analysis of the adequacy of its allowances, including recent trends towards higher delinquencies and a slower economy, loan loss provisions totaling $30,000 and $190,000 were made during the three and nine month periods ended June 30, 2003, respectively. The provisions resulted in an increase in the allowance for loan losses expressed as a percentage of gross loans from 0.61% at September 30, 2002 to 0.93% at June 30, 2003. The Company's loan loss allowance was $615,400 at June 30, 2003.

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

The Company also has $1,168,650 in foreclosed assets consisting of seven residential properties and a 32 lot development at June 30, 2003. Five of the residential properties and the development tract were under sales contract at June 30, 2003. The other two residential homes are currently listed for sale. The Company believes that all of the properties have been adequately reserved at June 30, 2003.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002:

GENERAL. Net income for the three month period ended June 30, 2003 was $306,900 ($0.27 per share) as compared to $290,850 ($0.25 per share) earned during the same quarter in 2002. Net income for the nine month period ended June 30, 2003 was $894,050 ($0.78 per share) as compared to $810,550 ($0.70 per share) earned during the same period in 2002. As discussed below, changes in net interest income between the comparable periods coupled with decreases in non-interest income and non-interest expense were primarily responsible for the change in net income during the current quarter and nine month period ended June 30, 2003 as compared to the same periods one year earlier.

INTEREST INCOME. Interest income decreased by $275,850 from $1,587,350 for the three months ended June 30, 2002 to $1,311,500 for the three months ended June 30, 2003. The decline in interest income resulted from both a 0.91% decrease in the average yield on interest-earning assets and a $6.4 million decrease in the average balance of interest-earning assets between the quarters. Interest income decreased by $874,950 from $4,982,300 for the nine months ended June 30, 2002 to $4,107,350 for the nine months ended June 30, 2003. The decline in interest income resulted from both a 0.92% basis point decrease in the yield on interest-earning assets and a $6.4 million decrease in the average balance of interest-earning assets between the nine month periods. The Company's yield on interest earning assets was 6.41% and 6.65% for the quarter and nine month period ended June 30, 2002, respectively, and 5.50% and 5.73% for the quarter and nine month period ended June 30, 2003, respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods.

INTEREST EXPENSE. Interest expense decreased by $238,500 from $785,100 for the three months ended June 30, 2002 to $546,600 for the three months ended June 30, 2003. The decrease was the result of both a 0.89% decrease in the Company's cost of funds and a $6.1 million decline in the average balance of interest-bearing liabilities between the quarters. Interest expense decreased by $895,250 from $2,688,350 for the nine months ended June 30, 2002 to $1,793,100 for the nine months ended June 30, 2003. The decrease was the result of both a 1.22% decrease in the Company's cost of funds and a $6.4 million decline in the average balance of interest-bearing liabilities between the nine month periods. The Company's cost of funds was 3.97% and 4.48% for the quarter and nine month period ended June 30, 2002, respectively, and 3.08% and 3.26% for the quarter and nine month period ended June 30, 2003, respectively. The change in the Company's cost of funds occurred primarily due to fluctuations in market rates between the periods.

NET INTEREST INCOME. Net interest income decreased by $37,350 from $802,250 for the three months ended June 30, 2002 to $764,900 for the three months ended June 30, 2003. Net interest income increased by $20,300 from $2,293,950 for the nine months ended June 30, 2002 to $2,314,250 for the nine months ended June 30, 2003. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods. The Company's interest rate margin was 3.62% and 3.56% for the current quarter and nine month period ended June 30, 2003; respectively, as compared to 3.53% and 3.28% for the quarter and nine month period ended June 30, 2002; respectively.

PROVISION FOR LOAN LOSSES. The Company provided $30,000 and $190,000 in loan loss provisions during the current quarter and nine month period ended June 30, 2003, respectively, as compared to $32,500 and $114,250 during the three and nine month period; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral and prevailing economic conditions. Although management uses a systematic method for determining the adequacy of its allowances, the evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NON-INTEREST INCOME. The Company's non-interest income is primarily comprised on various fees and service charges on customer accounts as well as security gains and fees earned from secondary market originations. The Company began originating loans to sell in the secondary market during the current year. The Company did not have any investment sales during the current quarter, but previously sold 3,000 shares of FHLMC stock with a cost basis of approximately $2,950 and realized a gain of $158,600 during the second quarter of its fiscal year. During the same quarter a year earlier, the Company sold 1,250 shares of FHLMC stock with a cost basis of approximately $1,250 for a realized gain of $78,000, and during the second quarter of 2002 the Company sold 3,100 shares for a realized gain of approximately $196,000. The Company continues to hold 8,154 shares of FHLMC stock in its investment portfolio.

NON-INTEREST EXPENSE. Non-interest expense decreased by $81,250 to $310,500 for the three month period ended June 30, 2003 from $391,750 for the comparable quarter in 2002. Non-interest expense decreased by $255,600 to $937,550 for the nine month period ended June 30, 2003 from $1,193,150 for the same period a year earlier. Only two categories of expense changed significantly between the periods. Expenses associated with foreclosed assets totaled $76,950 and $222,950 for the three and nine month periods ended June 30, 2002 as compared to expenses of $12,450 and $43,100 for the three and nine month periods ended June 30, 2003. The largest portion of the 2002 expense occurred when the Company charged earnings for $206,000 of specific allowances established on foreclosed assets during the first nine months of 2002. The provisions in 2002 related to foreclosures on five loans collateralized by residential properties to the same borrower. As of June 30, 2003, three of the five properties have been sold and management does not expect additional significant expense associated with the remaining properties. Compensation and related benefits decreased from $186,150 during the quarter ended June 30, 2002 to $165,550 in the current quarter, and from $598,900 during the nine month period ended June 30, 2002 to $518,550 in the nine months ended June 30, 2003. The decrease in compensation and benefits occurred primarily because compensation was higher in 2002 prior to the retirement of the Company's then Chief Executive Officer on March 31, 2002. In addition, certain stock related benefits associated with the Company's ESOP and Management Recognition Plan (MRP) expired during the current year.

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

During the nine month period ended June 30, 2003, cash and cash equivalents, a significant source of liquidity, increased by approximately $3.8 million. Net loan repayments of approximately $8.6 million were the primary source of the increase in cash during the nine month period. Proceeds from the Company's operations also contributed $649,050 in cash during the period. A decrease in deposits of approximately $5.8 million was the primary utilization of cash during the nine months ended June 30, 2003.

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

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2002 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since September 30, 2002. The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

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

Interest Income Recognition

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

                          WAKE FOREST BANCSHARES, INC.

ITEM 3.    CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Item 2.   Changes in Securities
                  None

        Item 3.   Defaults Upon Senior Securities
                  None

        Item 4.   Submission of Matters to a Vote of Security Holders
                  None
        Item 5.   Other Information
                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  a) The Company filed a Form 8-K on April 22, 2003 to disclose its second quarter earnings.

                  b) Exhibit 31 Certification of
                     Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

                  c) Exhibit 32 Certification of Pursuant to 18 U.S.C. Section
                     1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WAKE FOREST BANCSHARES, INC.


Dated   August 12, 2003                     By:      s/s Robert C. White
      -------------------                            ---------------------------
                                                     Robert C. White
                                                     Chief Executive Officer and
                                                     Chief Financial Officer