Form 10KSB
period 2003-09-30
WAKE FOREST BANCSHARES INC
filed 2003-12-29
CIK 1085175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2003

                        Commission File Number: 000-25999

                          WAKE FOREST BANCSHARES, INC.
                 (Name of small business issuer in its charter)

        UNITED STATES                                     56-2131079
(State or other jurisdiction of                (IRS Employer Identification No.)
        Incorporation)

                             302 South Brooks Street
                        Wake Forest, North Carolina 27587
                    (Address of Principal Executive Offices)

                                 (919) 556-5146
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. |X|

       The revenues for the issuer's fiscal year ended September 30, 2003 were $5,640,450.

       The issuer had 1,145,296 shares of common stock outstanding as of December 21, 2003. The aggregate market value of the common equity held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the common stock as of December 21, 2003 was $8,709,775.

       Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


                      DOCUMENTS INCORPORATED BY REFERENCE.

       Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 2003 are incorporated by reference into Parts I and II of this Form 10-KSB.

       Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

                                        TABLE OF CONTENTS

Part I

         FORWARD LOOKING STATEMENTS......................................................3
         Item 1.  Description of Business................................................4
         Item 2.  Description Of Property...............................................29
         Item 3.  Legal Proceedings.....................................................29
         Item 4.  Submission of Matters to a Vote of Security Holders...................29

PART II

         Item 5.  Market for Equity and Related Stockholder Matters.....................29
         Item 6.  Management's Discussion and Analysis or Plan of Operation.............30
         Item 7.  Financial Statements..................................................30
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................31
         ITEM 8A. Controls and Procedures...............................................31

PART III

         Item 9.  Directors and Executive Officers of the Registrant....................31
         Item 10. Executive Compensation................................................31
         Item 11. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters.......................................31
         Item 12. Certain Relationships and Related Transactions........................31
         Item 13. Exhibits, Lists and Reports on Form 8-K...............................32
         Item 14. Principal Accountant Fees and Services................................33



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

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         Wake Forest Bancshares, Inc. is a federally-chartered stock holding company for Wake Forest Federal Savings & Loan Association (the "Association"), a federally chartered stock savings and loan association which conducts business from its one office located in Wake Forest, North Carolina. The office is located in Wake County, North Carolina. The Company was formed on May 7, 1999 pursuant to an Agreement and Plan of Reorganization whereby the Company exchanged its common stock for all outstanding common stock of the Association. The Company is a majority owned subsidiary of Wake Forest Bancorp, M.H.C., a federal mutual holding company (the "MHC"). The Association was founded in 1922 as a building and loan association. In 1982, the Association converted from a North Carolina chartered mutual savings and loan association to a federally chartered mutual savings and loan association. During fiscal year 1996, the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. The Association is the Company's sole subsidiary. The Association's deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At September 30, 2003, the Company had total assets of $85.7 million, total deposits of $68.8 million and total stockholders' equity of $15.5 million.

         The Company conducts no business other than holding stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders.

         The primary focus of the Association is to provide financing for single family housing in its market area of northern Wake County and southern Franklin County. The Association has concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. To a lesser extent, the Association invests in commercial real estate, land, multi-family residential and savings account loans. The Association also invests its excess funds primarily in Federal Home Loan Bank stock, Federal Home Loan Mortgage Corporation ("FHLMC") stock, U.S. Treasury and Agency obligations, and other short term interest-bearing deposits. The Association's principal sources of funds are deposits and principal and interest payments on loans. The principal source of income is interest on loans and investment securities. The Association's principal expenses are interest paid on deposits and compensation and benefits.

         The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and interest expense on its interest-bearing liabilities, such as deposits. The Association also generates non-interest income such as service charges and other account fees, fees from sale of loans in the secondary market, and gains from sale of investments. The Association's non-interest expenses primarily consist of compensation and benefits, occupancy expenses, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at September 30, 2003. See "Regulation -- Regulation of Federal Savings Association -- Capital Requirements."

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

MARKET AREA AND COMPETITION

         The Association is a community-oriented savings institution which primarily gathers deposits and originates one- to four-family residential mortgage loans and construction loans within its market area. The Association's market area for deposit gathering and lending is concentrated in northern Wake County and southern Franklin County, North Carolina.

         The Association's market area has benefited from its close proximity to the "Research Triangle Park" which includes the cities of Chapel Hill, Durham and Raleigh. The commuting distance from the Research Triangle Park to the town of Wake Forest is approximately 15 miles. While most of the commercial development within the Research Triangle Park has been in Durham County, most of the residential development for the employees of the Research Triangle Park has taken place in Wake County. Northern Wake County is expected to benefit from the continued expansion of this area. Access to the Research Triangle Park is excellent due to the proximity of Federal Interstate System I540 which is just south of Wake Forest. The driving time between Wake Forest and the Research Triangle Park is about 20 minutes.

         Currently, employment within the region varies, from a more high tech and service-oriented industry near the Research Triangle Park to a more agricultural/manufacturing base further away from the Research Triangle Park. The largest employers in the northern Wake County area include Sprint, Novo-Nordisk, and Mallinckrodt. Proximity to the Research Triangle Park, to Raleigh-Durham International Airport and to the City of Raleigh, the state capital, should result in the future growth in the Association's market area.

         The population of the Association's market area grew rapidly during the 1990's and is expected to continue its growth over the next ten years. Based on information provided by the Economic Development Program of the Wake Forest Chamber of Commerce, the town of Wake Forest's population was 5,832 in 1990 and doubled in size to 12,550 by 2000. In 2003, the population is estimated to be approximately 15,000. This data also states that the population within a five mile radius of Wake Forest was 24,623 in 2000 and is expected to grow by approximately 70% by 2010. Residential households totaled 13,107 within a five mile radius of Wake Forest in 2002 and are expected to increase by approximately 20% by 2005.

         The Association faces substantial competition for both the deposits it accepts and the loans it makes. Located within the Wake Forest area are branch offices of eight other depository institutions, six of which are commercial banks and two are large credit unions. The Association also encounters significant competition for deposits from commercial banks, savings banks, savings and loan associations and credit unions located in the Raleigh-Durham area. Due to the Association's size relative to its competitors, the Association offers a more limited product line, with an emphasis on product delivery and customer service. The Association competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. The Association, as well as its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities' actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than the Association, but which have not generally engaged in lending activities in the Association's market area in the past. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "--Regulation."

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

                                                         At September 30,
                                          --------------------------------------------
                                                  2003                    2002
                                          --------------------     -------------------
                                                        % of                    % of
                                           Amount       Total       Amount      Total
                                           ------       -----       ------      -----
                                                      (Dollars in Thousands)
Type of loans:
      One- to four-family residential     $19,054       28.43%     $25,410      33.55%
      Multi-family residential                537        0.80          442       0.58
      Commercial real estate               13,171       19.65       15,141      19.99
      Land                                 14,864       22.18       12,503      16.51
      Commercial construction               2,420        3.61          593       0.78
      Residential construction             28,554       42.61       29,302      38.68
      Equity line mortgages                 1,729        2.58        1,878       2.48
      Savings Account                         108        0.16          160       0.21
                                          -------      ------      -------     ------
                                           80,437      120.03%      85,429     112.78%
                                          -------      ------      -------     ------
Less:
      Deferred loan fees                       98        0.15%         194       0.26%
      Undisbursed portion of
        loans in process                   12,683       18.93        9,025      11.91
      Allowance for loan losses               640        0.95          463       0.61
                                          -------      ------      -------     ------
                                           13,421       20.03        9,682      12.78
                                          -------      ------      -------     ------
       Total loans receivable, net        $67,016      100.00%     $75,747     100.00%
                                          =======      ======      =======     ======



         Loan Maturity. The following table shows the contractual maturity of the Association's loans at September 30, 2003. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $45.9 million and $26.4 million for the years ended September 30, 2003 and 2002, respectively.

                                                                    At September 30, 2003
                      --------------------------------------------------------------------------------------------------------------
                       Residential  Residential Commercial                                          Equity     Savings
                          1-4         Multi        Real                 Commercial   Residential     Line      Account
                         Family      -family     Estate        Land    Construction Construction  Mortgages     Loans        Total
                         --------    --------    --------    --------    --------     --------     --------    --------    --------
Contractual maturity:
  One year or less       $  2,660    $     --    $    184    $  2,406    $  2,420     $ 28,554     $     --    $     86    $ 36,310
                         --------    --------    --------    --------    --------     --------     --------    --------    --------
   After one year:
      1 to 3 years         10,881          --       4,326       7,897          --           --           --          22      23,126
      3 to 5 years          3,074          --       4,745       2,988          --           --           --          --      10,807
      5 to 10 years           473          --         157         348          --           --          479          --       1,457
      10 to 20 years        1,966          --       3,682       1,226          --           --        1,249          --       8,123
      Over 20 years            --         537          77          --          --           --           --          --         614
                         --------    --------    --------    --------    --------     --------     --------    --------    --------
Total after one year       16,394         537      12,987      12,459          --           --        1,728          22      44,127
                         --------    --------    --------    --------    --------     --------     --------    --------    --------
Total amount due           19,054         537      13,171      14,865       2,420       28,554        1,728         108      80,437
Undisbursed loans              --          --          --          --      (1,363)     (11,320)          --          --     (12,683)
                         --------    --------    --------    --------    --------     --------     --------    --------    --------
Loans outstanding        $ 19,054    $    537    $ 13,171    $ 14,865    $  1,057     $ 17,234     $  1,728         108    $ 67,754
                         ========    ========    ========    ========    ========     ========     ========    ========    ========




------------------

         The following table sets forth the dollar amounts in each loan category at September 30, 2003 that are contractually due after September 30, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

                                           Due After September 30, 2004
                                      -------------------------------------
                                       Fixed       Adjustable
                                       Rates          Rates           Total
                                      --------     -----------        -----
                                                 (Dollars in Thousands)
One-to-four family residential        $   586        $15,808        $16,394
Multi-family residential                  537             --            537
Commercial real estate                    376         12,611         12,987
Land                                        4         12,455         12,459
Commercial construction                    --             --             --
Residential construction                   --             --             --
Equity line mortgages                      --          1,728          1,728
Savings account loans                      22             --             22
                                      -------        -------        -------
                                      $ 1,525        $42,602        $44,127
                                      =======        =======        =======

         Origination, Purchase, Sale and Servicing of Loans. The Association's lending activities are conducted through its office in Wake Forest, North Carolina. The Association originates both adjustable-rate mortgage loans and fixed-rate mortgage loans. Adjustable-rate mortgage loans and fixed-rate mortgage loans carry maximum amortizations of 30 years. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. The Association currently holds for its portfolio all the adjustable rate loans it originates. The Association has a correspondent lending program with a large national mortgage company and sells substantially all of its longer-term fixed rate residential mortgage loans in the secondary market. Loans sold through the program are sold servicing released and typically will be 15 and 30 year fixed rate loans that contain a greater amount of interest rate risk than the Association is willing to carry in its own portfolio. The Association does not service loans for others and has no current plans to begin such activities. From time to time, the Association purchases participations in mortgage loans originated by other institutions or affordable housing consortiums. The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Association's underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors.

         One -to Four-Family Mortgage Lending. The Association offers both fixed-rate and adjustable-rate mortgage loans, with amortizations of up to 30 years. These loans are secured by one- to four-family residences, which generally are owner-occupied. Substantially all such loans are secured by property located in northern Wake County and southern Franklin County, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities. See "-Origination, Purchase, Sale and Servicing of Loans."

         At September 30, 2003, the Association's total loans were $67.0 million, of which $19.1 million, or 28.43% were one-to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 3.10%, or $290,200, were fixed-rate loans and 96.90%, or $18.8 million, were adjustable-rate loans. The Association offers three or five year balloon loans, which are either called or modified based on the Association's interest rates currently in effect at the balloon date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the balloon date and the rate is adjusted to the Association's current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations throughout this document, such loans are considered to be adjustable. Such loans involve risks similar to more traditional adjustable rate loans because the Association modifies the loan documents at the end of the three and five year terms to adjust for rates currently offered by the Association for similar loans being originated on such dates. The loans are not generally underwritten again at modification unless the Association is aware of collateral or ability-to-pay issues.

         In view of its operating strategy, the Association adheres to its Board approved underwriting guidelines for loan origination, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. As a result, such underwriting guidelines in certain lending situations are less rigid than comparable Federal National Mortgage Association ("Fannie Mae") or FHLMC underwriting guidelines. The Association's loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as the Fannie Mae or the FHLMC. The Association sells certain residential loans in the secondary market through a correspondent lending program which requires that the Association originate such loans utilizing the standard secondary market underwriting requirements. Unless sold in the secondary market, the Association's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses.

         Construction Lending. The Association originates loans for construction to local real estate contractors in its market area, generally with whom it has an established relationship and to individuals for construction of one- to four-family residences. The Association's construction loans primarily have been made to finance the construction of one- to four-family residential properties which will generally be owner-occupied. These loans are generally indexed to Prime with maturities of six to nine months, and allow for extensions with Board approval. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property or the cost of construction, whichever is less, for construction of one- to four-family residences. All construction loans are subject to the limitation on loans-to-one-borrower and the Association considers the location of the proposed construction in order to avoid over-concentration in a single area. Prior to making a commitment to fund a construction loan, the Association requires an independent appraisal of the property by a state-certified appraiser if the requested amount exceeds $125,000. The Association's Chairman of the Board generally inspects each project at the commencement of construction and throughout the term of the construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant based upon a percentage of completion. At September 30, 2003, the Association had $17.2 million (net of undisbursed loan funds of $11.3 million) of residential construction loans which amounted to 25.72%, of the Association's net loans outstanding. The largest residential construction loan in the Association's portfolio at September 30, 2003 was $848,000, is secured by a single family residence under construction and is performing according to its terms.

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

         The Association makes construction loans to local builders on either a pre-sold or speculative (unsold) basis. However, the Association generally limits the number of unsold homes under construction by its builders, with the amount dependent on the reputation of the builder, the present exposure of the builder, the location of the property, the size of the loan and prior sales of homes in the development. The Association estimates that approximately 65% of its construction loans to builders are on a speculative basis.

         The Association also originates construction loans on commercial properties. The underwriting requirements are similar to those required for construction loans on residential properties. However, the loan to value may not exceed 75% of the property's appraised value, certain debt service and income ratios are considered, and financial projections and business plans are reviewed. At September 30, 2003, the Association had $1.0 million (net of undisbursed loan funds of $1.4 million) of commercial construction loans which amounted to 1.57% of the Association's net loans outstanding. The largest commercial construction loan in the Association's portfolio at September 30, 2003 was $1.2 million, is secured by a partially completed church facility, and is performing according to its terms.

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

         Commercial Real Estate Mortgage Lending. The Association originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings, located in the Association's market area as well as a significant number of church loans. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property and (ii) the Association's current loans-to-one-borrower limit. These loans are generally originated with amortization periods of up to 20 years with (i) a three or five year balloon, or (ii) prime based loans. The Association's underwriting standards and procedures for these loans are similar to those applicable to its construction lending, whereby the Association considers factors such as the borrower's expertise, credit history and profitability. At September 30, 2003, the Association's commercial real estate mortgage portfolio was $13.2 million, or 19.65% of total loans outstanding. The largest commercial real estate loan in the Association's portfolio at September 30, 2003 was $1.7 million and is secured by a local church.

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

         Equity Lines and Commercial Lines of Credit. The Association originates equity line loans on one- to four- residential properties and line of credit loans on commercial real estate and residential land. The Association's underwriting policies require that equity line loans on one to four- residential properties be secured by real estate where the Association may or may not have the first mortgage on the property. The equity line loans on one-to four-residential properties may be made in amounts up to 80% of the appraised value or adjusted tax value of the property, and take into consideration any outstanding first mortgage liens in determining the loan-to-value ratio. Equity line loans are originated at Prime plus 1% and adjust for changes in prime thereafter on the first day of the month following a change in Prime. The terms on the equity line loans on one- to four- residential properties are for a period of 15 years. At September 30, 2003, the Association's equity line portfolio was $1.7 million, or 2.58% of total loans outstanding.

         The risks associated with equity line loans on one- to four-residential properties are generally similar to the risks associated with other forms of single-family residential lending due to the loan-to value limits placed on such loans. The lines are revolving and may or may not be fully disbursed at any given time.

         The Association's underwriting policies require that commercial lines of credit be secured by real estate where the Association has a first mortgage position. Commercial lines of credit are made in amounts up to 75% of the appraised value of developed real estate or 65% of the appraised value of undeveloped land. Commercial lines of credit are made with terms of between 3 and 20 years at prime plus 1%, with adjustments to Prime made on the first day of the month following a change in Prime. The risks associated with lines of credit on real estate is substantially the same as the risks described above on the Association's other forms of commercial real estate lending.

         Other Mortgage Lending. The Association also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for speculative purposes and a minor amount of farm land. Multi-family loans generally consist of residential properties with more than four units, typically apartment complexes, in which the Association has a participating interest through an affordable housing consortium. The Association does not solicit such loans which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers or to fulfill commitments to affordable housing consortiums. At September 30, 2003, the Association's total land loan portfolio was $14.9 million or 22.18% of total loans outstanding and its multi-family loan portfolio was $536,850 or 0.80% of total loans outstanding.

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

         Savings Account Loans. The Association offers loans secured by savings accounts at the Association. Interest rates charged on such loans are set at competitive rates, taking into consideration the amount and term of the loan and are available in amounts up to 95% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Association's Board of Directors. At September 30, 2003, the Association's savings account loan portfolio totaled $107,850 or 0.16% of total loans outstanding.

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

                                                     At or For the Year
                                                    Ended September 30,
                                                   ----------------------
                                                    2003            2002
                                                   -------         ------
                                                   (Dollars in Thousands)

Nonaccrual loans                                   $   247         $  832
Accruing loans past due 90 days or more:
     Single family, one-to-four units                   --            215
                                                   -------         ------
Total non-performing loans                         $   247         $1,047
                                                   =======         ======
Allowance for loan losses                          $   640         $  463
                                                   =======         ======
Real estate owned, net                             $   443         $  423
                                                   =======         ======
Ratios:
     Non-accrual loans to total loans                 0.37%          1.10%
     Non-performing loans to total loans              0.37%          1.38%
     Non-performing loans and real estate
       owned to total assets                          0.81%          1.58%
     Allowance for loan losses to:
       Non-accrual loans                            259.11%         55.65%
       Non-performing loans                         259.11%         44.22%
       Total loans                                    0.95%          0.61%

Contractual interest income that would have
  been recognized on nonaccrual loans              $    17         $   24
Actual interest income recognized                       --             --
                                                   -------         ------
Interest income not recognized                     $    17         $   24
                                                   =======         ======




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

         The Association's management reviews and classifies the Association's assets quarterly and reports the results to the Association's Board of Directors on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. The Association had $689,850 of assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2003. All of the assets classified at September 30, 2003 are residential properties, the largest being a $196,900 loan on a single-family residence. Included in the total classified assets is $442,650 for real estate owned. The Association had $1.5 million of assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2002.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies. At September 30, 2003, the Association's allowance for loan losses was $640,400, or 0.95% of total loans, as compared to $463,250 or 0.61%, at September 30, 2002. The Association had non-performing loans of $247,200 and $1.0 million at September 30, 2003 and September 30, 2002, respectively. The Association provided $215,000 in additional loan loss provisions during 2003. During the current year, the Association charged off $37,850 in loans. The Association provided $144,250 in additional loan loss provisions during 2002 and did not charge off any loans during that period. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         Real Estate Owned. Property acquired by the Association as a result of foreclosure on a mortgage loan is classified as real estate owned and is initially recorded at the fair value of the property at the date of acquisition, establishing a new cost basis with any resulting write-down charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established if the cost of a property exceeds its current fair value less estimated sales costs. The Association obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Association will generally reassess the value of real estate owned at least quarterly thereafter. During the current year, the Association provided $2,500 in provisions for loss on REO. The policy for loans secured by real estate, which comprise the bulk of the Association's portfolio, is to establish loss reserves in accordance with the Association's asset classification process, based on GAAP. At September 30, 2003, the Association had three REO properties totaling $442,650. All of the properties were for one- to four-residential properties. The largest REO property had a cost basis of $161,500.

         The following table sets forth activity in the Association's allowance for loan losses and the allowance for losses on real estate owned at or for the periods indicated.

                                                                  For the Year Ended
                                                                     September 30,
                                                                  -------------------
                                                                  2003           2002
                                                                  ----           ----
ALLOWANCE FOR LOAN LOSSES:                                           (In Thousands)
     Balance at beginning of year                                 $ 463          $ 319
     Provision for loan losses                                      215            144
     Charge-offs                                                    (38)            --
     Recoveries                                                      --             --
                                                                  -----          -----
     Balance at end of year                                       $ 640          $ 463
                                                                  =====          =====
     Ratio of net charge-offs to average loans outstanding         0.05%          0.00%
                                                                  =====          =====
ALLOWANCE FOR LOSSES ON REAL ESTATE OWNED:
     Balance at beginning of year                                 $ 128          $   5
     Provision for loan losses                                        3            206
     Charge-offs                                                    (54)            --
     Recoveries                                                      --            (83)
                                                                  -----          -----
     Balance at end of year                                       $  77          $ 128
                                                                  =====          =====


         Accrued interest receivable on accruing loans past due by 90 days or more amounted to $-0- and $12,800 at September 30, 2003 and 2002, respectively. Accordingly, if the Association had placed all such loans on non-accrual status at those dates, interest income for the fiscal years ended September 30, 2003 and 2002 would have decreased by $-0- and $12,800, respectively.

         The following table sets forth the Association's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                                     At September 30,
                                      ----------------------------------------------------------------------------
                                                    2003                                   2002
                                      ------------------------------------    ------------------------------------
                                                               Percent of                              Percent of
                                                 Percent of     Loans in                 Percent of     Loans in
                                                  Allowance       Each                    Allowance       Each
                                      Allowance   to Total     Category to    Allowance   to Total     Category to
                                       Amount     Allowance    Total Loans      Amount    Allowance    Total Loans
                                      ---------  ----------    -----------    ---------  ----------    -----------
                                                                 (Dollars in Thousands)
Mortgage loans:
    One-to-four family residential     $  100       15.63%        23.69%        $  100      21.60%         29.74%
    Multi-family residential                5        0.78          0.67              3       0.64           0.52
    Commercial real estate                110       17.19         16.37             75      16.20          17.72
    Land                                  120       18.75         18.48             75      16.20          14.64
    Commercial construction                20        3.13          3.01              5       1.08           0.69
    Residential construction              275       42.97         35.50            200      43.20          34.30
    Equity line mortgages                  10        1.56          2.15              5       1.08           2.20
                                       ------      ------        ------         ------     ------         ------
Total mortgage loans                      640      100.00         99.87            463     100.00          99.81
Savings account loans                      --          --          0.13             --         --           0.19
                                       ------      ------        ------         ------     ------         ------
Total allowance for loan losses        $  640      100.00%       100.00%        $  463     100.00%        100.00%
                                       ======      ======        ======         ======     ======         ======


INVESTMENT ACTIVITIES

         The Association's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies, certificates of deposit of insured banks and savings institutions, federal funds, and overnight deposits at the Federal Home Loan Bank. At September 30, 2003, the Association held: FHLMC stock with an amortized cost of $8,000 and a current market value of $426,850 and Federal Home Loan Bank stock with a cost and market value of $225,900. At September 30, 2003, the Association held $16.4 million in investments, including short-term interest earning deposits.

         The following table sets forth activity in the Association's investments portfolio for the periods indicated:

                                                 For the Year Ended
                                                    September 30
                                              ------------------------
                                                2003            2002
                                                ----            ----
                                                   (In Thousands)
Amortized cost at beginning of period         $ 14,718        $ 15,649
Purchases/(Maturities or Sales), net             1,244            (931)
Premium and discount amortization, net              --              --
                                              --------        --------
Amortized cost at end of period                 15,962          14,718
Net unrealized gain (1)                            419             613
                                              --------        --------
Total securities, net                         $ 16,381        $ 15,331
                                              ========        ========

(1)The net unrealized gain at September 30, 2003 and 2002 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Association's securities portfolio to the "Carrying Cost," as reflected in the Statements of Financial Condition.

         Amortized cost and fair value of the Association's investments at the dates indicated are as follows:

                                                            At September 30,
                                         -------------------------------------------------------
                                                   2003                         2002
                                         -------------------------     -------------------------
                                         Amortized                     Amortized
                                           Cost         Fair Value        Cost       Fair Value
                                         ---------      ----------     ---------     -----------
Held to maturity:                                             (In Thousands)
     Other debt securities                $    --        $    --        $    --        $    --
                                          -------        -------        -------        -------
       Total held to maturity                  --             --             --             --
                                          -------        -------        -------        -------
Available-for-Sale:
     Debt securities                           --             --             --             --
     Equity securities (1)                      8            427             11            624
                                          -------        -------        -------        -------
       Total available-for-sale                 8            427             11            624
                                          -------        -------        -------        -------
Short-term certificates of deposit          1,090          1,090             --             --
FHLB Overnight deposits                    14,638         14,638         14,377         14,377
                                          -------        -------        -------        -------
Federal Home Loan Bank Stock                  226            226            330            330
                                          -------        -------        -------        -------
       Total investments, net (2)         $15,962        $16,381        $14,718        $15,331
                                          =======        =======        =======        =======


(1)  Equity securities consist of FHLMC common stock.

(2) The difference between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2003 and 2002 on available for sale securities in accordance with SFAS No. 115.

SOURCES OF FUNDS

         General. Deposits, loan and security repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending and for other general purposes.

         Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of regular (passbook) savings accounts, NOW accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. Certificates of deposit are offered with maturities of up to 60 months. At September 30, 2003, the Association's core deposits (which the Association considers to consist of NOW accounts, money market deposit accounts and regular savings accounts) constituted 26.73% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas located near its office location. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association does not use brokers to obtain deposits.

         The following table presents the deposit activity of the Association for the periods indicated.

                                                  For The Year Ended
                                                    September 30,
                                               -------------------------
                                                 2003             2002
                                                 ----             ----
                                                 (Dollars in Thousands)
Total deposits at beginning of period          $ 76,768         $ 77,174
Net (decrease) before interest credited          (9,942)          (3,035)
Interest credited                                 2,014            2,629
                                               --------         --------
Total deposits at end of period                $ 68,840         $ 76,768
                                               ========         ========

      At September 30, 2003, the Association had $18.6 million in Jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:

                                                                  Weighted
                                                                   Average
                                                Amount              Rate
                                                ------            --------
Maturity Period:                                  (Dollars in Thousands)
      Within three months                      $  1,799             3.10%
      After three but within six months           1,183             2.55
      After six but within twelve months          1,946             2.91
      After twelve months                        13,699             4.77
                                               --------
         Total                                 $ 18,627             4.27%
                                               ========

         The distribution of the Association's deposits and the related weighted average interest rates are as follows:

                                                             At September 30,
                                  ------------------------------------------------------------------------
                                                2003                                   2002
                                  ---------------------------------      ---------------------------------
                                               Percent    Weighted                    Percent     Weighted
                                               of Total    Average                    of Total    Average
                                  Amount       Deposits      Rate        Amount       Deposits      Rate
                                  ------       --------   --------       ------       --------   ---------
                                                          (Dollars in Thousands)
Passbook accounts                 $ 3,063         4.45%      0.40%      $ 3,646         4.75%      1.00%
MMDA accounts                      12,877        18.71%      1.04%       14,810        19.29%      1.50%
NOW accounts                        1,584         2.30%      0.25%        1,569         2.04%      1.00%
Noninterest-bearing accounts          877         1.27%      0.00%          537         0.70%      0.00%
Certificate accounts               50,439        73.27%      3.73%       56,206        73.22%      4.59%
                                  -------      -------                  -------      -------
     Totals                       $68,840       100.00%      2.94%      $76,768       100.00%      3.72%
                                  =======      =======                  =======      =======


         The following table presents the amount of certificate accounts outstanding by maturity date at the dates indicated:

                                      September 30,
                                 -----------------------
     Maturity Period               2003            2002
   -------------------             ----            ----
                                   Dollars in Thousands
          2003                   $     --       $ 30,146
          2004                     25,350         11,511
          2005                     16,695          9,941
          2006                      3,559          1,751
          2007                      2,868          2,857
          2008                      1,967             --
                                 --------       --------
                                 $ 50,439       $ 56,206
                                 ========       ========

         Borrowings. The Association historically has not used borrowings as a source of funds. However, the Association may obtain advances from the Federal Home Loan Bank as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Association's mortgage loans and secondarily by the Association's investment in capital stock of the Federal Home Loan Bank. See "Regulation--Regulation of Federal Savings Associations--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the Federal Home Loan Bank. At September 30, 2003, neither the Company nor the Association had any borrowings outstanding.

PERSONNEL

         As of September 30, 2003, the Company had no employees who were compensated through the Company.

         As of September 30, 2003, the Association had 10 employees, all of whom were full-time employees. In the last three years, the Association has experienced a low turnover rate among its employees and, as of September 30, 2003, 9 of the Association's employees had been with the Association for more than 5 years and 5 had been with the Association more than 10 years. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good. See Part III, Item 10 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Association's employees.

REGULATION

GENERAL

         The Company and the MHC are regulated as savings and loan holding companies by the OTS. The Company, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS. The Company must file reports with the OTS concerning its activities and financial condition. The Company and the MHC are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. The Company is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

GRAMM-LEACH-BLILEY ACT

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

         The Association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Association met the QTL test at September 30, 2003, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.

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

         The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, the Association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

         Tangible capital is defined, generally, as common stockholders' equity (including retained earnings but excluding unrealized gains and losses on available for sale securities), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses, as defined, is includable in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         At September 30, 2003, the Association met each of its capital requirements.

         All the Federal banking agencies, including OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans.

         On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the interest rate risk component of the risk-based capital requirement.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Association has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Association nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of the Association, to assess the Company's record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by the Association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association received a "Satisfactory" CRA rating in its most recent examination.

         CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

         o a lending test, to evaluate the institution's record of making loans in its assessment areas;

         o an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

         o a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

         Effective April 1, 2003, the Federal Reserve Board, or FRB, is rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

         Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which changed solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

         The Association's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions of credit in excess of certain limits must be approved by the Association's Board of Directors.

         Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Association, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

         Standards For Safety And Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

         In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

         Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Association's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. The Association must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Association's net income for that year plus the Association's retained net income for the previous two years.

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

         Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

         o   well-capitalized;

         o   adequately capitalized;

         o   undercapitalized; and

         o   critically undercapitalized.

         At September 30, 2003, the Association met the criteria for being considered "well-capitalized."

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

         Under federal law, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to commencement of the assessment period. An institution's assessment rate depends on the capital category and supervisory sub-category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, which is one of the regional FHLBs making up the FHLB System. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLB of Atlanta has adopted a capital plan, which is expected to be implemented no earlier than Decemebr 2003, and that will change the foregoing minimum stock ownership requirements for Atlanta stock. Under the new capital plan, each member of the FHLB of Atlanta will have to maintain a minimum investment in FHLB of Atlanta stock in an amount estimated to be the sum of (i) an amount (up to a maximum of $25 million) equal to approximately 0.25% of the member's total assets and (ii) 4.5% of the member's outstanding advances, plus 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, plus 8% of any Affordable Multi-Family Participation Program loans purchase from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. ss. 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

FEDERAL RESERVE SYSTEM

         Under regulations of the Federal Reserve Board (the "FRB"), the Association is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by FRB, and an initial reserve of $6.0 million plus 3%, subject to adjustment by FRB of 10%, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Association is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Association's interest-earning assets, to the extent the requirement exceeds vault cash.

HOLDING COMPANY REGULATION

         The Company and the MHC are savings and loan holding companies regulated by the OTS. As such, the Company and the MHC are registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and the MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

         Restrictions Applicable to the Company. Because the Company was organized after May 4, 1999, under the GLB Act, it is prohibited from engaging in non-financial activities. Unitary savings and loan associations acquired before this date are "grandfathered" under the GLB Act and generally have no restrictions on their business activities. The Company's activities, however, will be restricted to:

         o furnishing or performing management services for a savings institution subsidiary of such holding company;

         o   conducting an insurance agency or escrow business;

         o holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

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

         o purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

         o   any activity permissible for financial holding companies under section 4(k) of the BHC.

         Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Banking Holding Company Act include:

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

         o   underwriting, dealing in, or making a market in securities;

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

         o an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

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

USA PATRIOT ACT

         In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased amendments to the Bank Secrecy Act. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         o Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

         o Pursuant to Section 326, on May 9, 2003 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

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

         o Effective December 26, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

         o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

FEDERAL SECURITIES LAW

         Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

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

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company conducts its business through its sole office, located in Wake Forest, North Carolina, which was renovated in 1995. The Company owns the main office with net book value for property and equipment of $386,950 as of September 30, 2003. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company, the Association and the MHC. However, the Company may consider opening a branch office in the future. In the opinion of management, the Company's main office is adequately covered by insurance.

                                                                              Net Book
                                           Leased or         Date             Value at
                                             Owned         Acquired       September 30, 2003
                                           ---------       --------       ------------------
                                                                            (in thousands)
        Main Office................          Owned           1961                $357
        302 S. Brooks Street
        Wake Forest, NC  27587


ITEM 3.   LEGAL PROCEEDINGS

      At September 30, 2003, there were no legal proceedings to which the Company was a party or to which any of its property was subject, other than routine litigation that is incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                    PART II

ITEM 5.   MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

      Information relating to the market for Company's common equity and related stockholder matters appears under "Common Stock Information" in the Company's 2003 Annual Report to Stockholders, and is incorporated herein by reference.

      Information relating to the payment of dividends by the Company appears under "Common Stock Information" in the Company's 2003 Annual Report to Stockholders, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Company is considered a capital distribution from the Company to the stockholders, including the MHC, its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Company to pay a capital distribution. See "Regulation--Limitation on Capital Distributions."

      The Association's dividend payout ratios were 29.68% and 52.15% and the equity to asset ratios were 17.15% and 15.39% for years ended September 30, 2003 and 2002, respectively. In 2003, the MHC elected to forego the receipt of its dividends from the Company for the last three quarters of the year.

      The following table sets forth the aggregate information of our equity compensation plans in effect as of September 30, 2003.


                                                                                             NUMBER OF SECURITIES
                                     NUMBER OF SECURITIES                                   REMAINING AVAILABLE FOR
                                         TO BE ISSUED             WEIGHTED-AVERAGE           FUTURE ISSUANCE UNDER
                                       UPON EXERCISE OF          EXERCISE PRICE OF         EQUITY  COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
      PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
      -------------                   -------------------       --------------------       --------------------------
                                              (A)                       (B)                            (C)
      Equity compensation plans
         approved by security
         holders.................           37,336                    $ 12.75                      14,030

      Equity compensation plans
         not approved by
         security holders........               --                         --                          --
                                           -------                    -------                     -------

           Total.................           37,336                    $ 12.75                      14,030(1)
                                           =======                    =======                     =======


      -----------------------

      (1) Reflects 13,500 shares reserved for future grant under the Company's Option Plan. This also reflects 530 shares reserved for future awards under the Company's Recognition and Retention Plan which are held by the RRP Trust.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required for this item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis" in the our 2003 Annual Report to Stockholders.

ITEM 7.   FINANCIAL STATEMENTS

         The following financial statements are incorporated by reference to the indicated pages of our 2003 Annual Report to Stockholders.

                                                                     Page(s) in
                                                                   Annual Report
                                                                   -------------

  o  Independent Auditor's Report...........................................14
  o  Consolidated Statements of Financial Condition,
             September 30, 2003 and 2002....................................15
  o  Consolidated Statements of Income, Years Ended
             September 30, 2003 and 2002....................................16
  o  Consolidated Statements of Stockholders' Equity,
             Years Ended September 30, 2003 and 2002.....................17-18
  o  Consolidated Statements of Cash Flows,
             Years Ended September 30, 2003 and 2002.....................19-20
  o  Notes to Consolidated Financial Statements..........................21-34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A.  CONTROLS AND PROCEDURES

         Management, including the Company's President and Chief Executive Officer and Principal Executive and Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Executive and Accounting Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to directors and executive officers of the Company is incorporated herein by reference to the information in the Company's 2004 Proxy Statement under the headings: "Biographical Information"; "Audit Committee", "Section 16(a) Beneficial Ownership and Reporting Compliance" and "Code of Ethics".

ITEM 10.  EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to the information in the Company's 2004 Proxy Statement under the headings: "Executive Compensation"; "Stock Options"; "Employment Agreements"; Director's Compensation"; and "Benefits".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Company's 2004 Proxy Statement under the heading "Security Ownership of Beneficial Owners and Management".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the information in the Company's 2004 Proxy Statement under the headings "Transactions with Certain Related Persons".

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                2.1 Plan of Reorganization (Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 8-A, filed with the SEC on May 7, 1999).

                3.1 Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-A filed with the SEC on May 7,
                         1999).

                3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 8-A filed with the SEC on May 7, 1999 ).

                4.3 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form 8-A filed with the SEC on May 7, 1999).

                10.2 Employment Agreement with Robert C. White, President and Chief Executive Officer, December 26, 2002 (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended September 30, 2002, filed with the SEC on December 26,
                         2002).

                10.3 Employment Agreement with Billy B. Faulkner, Vice President (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended September 30, 2002, filed with the SEC on December 26,
                         2002).

                10.4(a) Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB for the fiscal year ended September 30, 1999 filed with the SEC on December 28, 1999).

                10.4(b) Amendment No. 1 to the Stock Ownership Plan of Wake Forest Federal Savings & Loan Association.

                10.4(c) Amendments No. 2 to the Stock Ownership Plan of Wake Forest Federal Savings & Loan Association.

                10.4(d) Amendment No. 3 to the Stock Ownership Plan of Wake Forest Federal Savings & Loan Association.

                10.5 Wake Forest Federal Savings & Loan Association 1997 Recognition and Retention Plan (Incorporated by reference to the Company's Form S-8 filed with the SEC on July 27, 1999).

                10.6 Wake Forest Federal Savings & Loan Association 1997 Stock Option Plan (Incorporated by reference to the Company's Form S-8 filed with SEC on July 27, 1999).

                13.1     2003 Annual Report to Stockholders.

                14.1     Code of Ethics.

                21.1 Subsidiaries of the Registrant (Incorporated by reference to Part 1 - "General" and "Reorganization").

                23.1     Independent Auditor's Consent.

                31.1     Rule 13a-14(a) / 15d-14(a) Certifications.

                32.1     Section 1350 Certifications.

          (b)   REPORTS ON FORM 8-K

          We furnished a report on Form 8-K, dated July 22, 2003, reporting under Item 12 that we had issued a press release announcing our earnings for the quarter ended June 30, 2003 and furnishing the press release.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information relating to the Company's principal accountant fees and services is incorporated by references to the information in the Company's 2004 Proxy Statement under the heading "Principal Accountant Fees and Services".

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           WAKE FOREST BANCSHARES, INC.
                                           (Registrant)



 Date: December 23, 2003                   By:  /s/ Robert C. White
       -------------------------                --------------------------
                                           Robert C. White
                                           President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert C. White                             December 23, 2003
---------------------------------------         --------------------------------
Robert C. White                                 Date
President , Chief Executive Officer
and Director (Principal Executive and
Accounting Officer)



/s/ Howard L. Brown                             December 23, 2003
---------------------------------------         --------------------------------
Howard L. Brown -Chairman of the Board          Date
and Director



/s/  John D. Lyon                               December 23, 2003
---------------------------------------         --------------------------------
John D. Lyon - Director                         Date



/s/ Rodney M. Privette                          December 23, 2003
---------------------------------------         --------------------------------
Rodney M. Privette - Director                   Date



/s/ Anna O. Sumerlin                            December 23, 2003
---------------------------------------         --------------------------------
Anna O. Sumerlin - Director                     Date

/s/ Harold R. Washington                        December 23, 2003
---------------------------------------         --------------------------------
Harold R. Washington - Director                 Date



/s/  R.W. Wilkinson, III                        December 23, 2003
---------------------------------------         --------------------------------
R.W. Wilkinson, III - Vice-Chairman             Date
and Director



/s/ Leelan A. Woodlief                          December 23, 2003
---------------------------------------         --------------------------------
Leelan A. Woodlief - Director                   Date

                                  EXHIBIT INDEX

2.1         Plan of Reorganization                                                 *

3.1         Federal Stock Charter of the Company                                   *

3.2         Bylaws of the Company                                                  *

4.3         Common Stock Certificate of the Company                                *

10.2        Employment Agreement with Robert C. White, President and Chief         +
            Executive Officer

10.3        Employment Agreement with Billy B. Faulkner, Vice President            +

10.4(a)     Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan    **
            Association

10.4(b)     Amendment No. 1 to the Employee Stock Ownership Plan of Wake Forest    Filed herewith
            Federal Savings & Loan Association

10.4(c)     Amendment No. 2 to the Employee Stock Ownership Plan of Wake Forest    Filed herewith
            Federal Savings & Loan Association

10.4(d)     Amendment No. 3 to the Employee Stock Ownership Plan of Wake Forest    Filed herewith
            Federal Savings & Loan Association

10.5        Wake Forest Federal Savings & Loan Association 1997 Recognition and    ***
            Retention Plan

10.6        Wake Forest Federal Savings & Loan Association 1997 Stock Option       ***
            Plan

13.1        2003 Annual Report to Stockholders                                     Filed herewith

14.1        Code of Ethics                                                         Filed herewith

21.1        Subsidiaries of the Registrant                                         ++

23.1        Independent Auditor's Consent                                          Filed herewith

31.1        Rule 13a-14(a) / 15d-14(a) Certifications                              Filed herewith

32.1        Section 1350 Certifications                                            Filed herewith


   * Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the SEC on May 7, 1999.

   ** Incorporated by reference the Company's Form 10-KSB for the fiscal year ended September 30, 1999 filed with the SEC on December 28, 1999.

   *** Incorporated by reference to the Company's Form S-8 filed with the SEC on July 27, 1999.

   + Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended September 30, 2002, filed with the SEC on December 26, 2002.

   ++   Incorporated by reference to Part 1 - "General" and "Reorganization".