Form 10QSB
period 2003-12-31
WAKE FOREST BANCSHARES INC
filed 2004-02-11
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended     December 31, 2003
                                                 --------------------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
                                                       ---------   --------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2004 there were issued and outstanding 1,145,296 shares of the Issuer's common stock, $.01 par value

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   ----     ----

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


Item 1.  Financial Statements

Consolidated statements of financial condition at December 31, 2003 (unaudited)
     and September 30, 2003                                                             1
Consolidated statements of income for the three months ended December 31, 2003
     and December 31, 2002 (unaudited)                                                  2
Consolidated statements of comprehensive income for the three months ended
     December 31, 2003 and December 31, 2002 (unaudited)                                3
Consolidated statements of cash flows for the three months ended
     December 31, 2003 and December 31, 2002 (unaudited)                                4
Notes to consolidated financial statements (unaudited)                                5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                 8-12

Item 3.  Controls and Procedures                                                       13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             14
Item 2.  Changes in Securities                                                         14
Item 3.  Defaults upon Senior Securities                                               14
Item 4.  Submission of Matters to a Vote of Security Holders                           14
Item 5.  Other Information                                                             14
Item 6.  Exhibits and Reports on Form 8-K                                              14

Signatures                                                                             15
Exhibits                                                                            16-17


WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

                                                                December 31,    September 30,
ASSETS                                                              2003             2003
                                                               --------------  --------------
                                                                (Unaudited)           *
Cash and short-term cash investments                           $ 14,161,200    $ 16,742,200
Investment securities:

  Available for sale, at estimated market value                     475,550         426,850
  FHLB stock                                                        225,900         225,900
Loans receivable, net of loan loss allowances of $662,900 at
  December 31, 2003 and $640,400 at September 30, 2003           69,575,200      67,015,550
Accrued interest receivable                                         117,550          93,050
Foreclosed assets, net                                              281,150         442,650
Property and equipment, net                                         379,400         386,950
Deferred income taxes, net                                          197,650         205,650
Prepaid expenses and other assets                                    42,600         135,300
                                                               --------------  --------------
          Total Assets                                         $ 85,456,200    $ 85,674,100
                                                               ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                       $ 68,324,350    $ 68,839,950
Accrued expenses and other liabilities                              596,650         637,850
Accrued income taxes                                                126,250              --
Dividends payable                                                    71,450          71,450
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                       612,100         582,950
                                                               --------------  --------------
         Total Liabilities                                       69,730,800      70,132,200
                                                               --------------  --------------
Stockholders' equity:

Preferred stock, authorized 1,000,000 shares, none  issued               --              --
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,216,612 shares                                            12,150          12,150
Additional paid-in capital                                        5,199,400       5,199,450
Accumulated other comprehensive income                              289,900         259,700
Retained earnings, substantially restricted                      11,198,850      11,045,500
Less: Common stock in treasury, at cost                            (974,900)       (974,900)
                                                               --------------  --------------
Total stockholders' equity                                       15,725,400      15,541,900
                                                               --------------  --------------
Total liabilities and stockholders' equity                     $ 85,456,200    $ 85,674,100
                                                               ==============  ==============

See Notes to Consolidated Financial Statements.
* Derived from Audited Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                          2003           2002
                                                       -----------   -----------
Interest and dividend income:
 Loans                                                 $ 1,132,450    $ 1,425,600
 Investment securities                                       4,100          6,600
 Short-term cash investments                                34,000         60,950
                                                       -----------    -----------
     Total interest income                               1,170,550      1,493,150
                                                       -----------    -----------
Interest expense:
 Interest on deposits                                      500,350        673,000
 Interest on ESOP debt                                          --            300
                                                       -----------    -----------
     Total interest expense                                500,350        673,300
                                                       -----------    -----------
Net interest income before provision for loan losses       670,200        819,850
Provision for loan losses                                  (22,500)       (30,000)
                                                       -----------    -----------
Net interest income after provision for loan losses        647,700        789,850
                                                       -----------    -----------
Noninterest income:
 Service charges and fees                                   12,800          9,900
 Secondary market fee income                                13,050             --
 Other                                                       5,650             --
                                                       -----------    -----------
                                                            31,500          9,900
                                                       -----------    -----------
Noninterest expense:
 Compensation and benefits                                 152,200        172,900
 Occupancy                                                  11,800         10,100
 Federal insurance and operating assessments                 9,900         11,000
 Data processing                                            28,600         27,600
 REO provisions and expense                                  4,850         18,850
 Other operating expense                                    61,050         68,200
                                                       -----------    -----------
                                                           268,400        308,650
                                                       -----------    -----------
Income before income taxes                                 410,800        491,100
Income taxes                                               156,900        189,600
                                                       -----------    -----------
Net income                                             $   253,900    $   301,500
                                                       ===========    ===========
Basic earnings per share                               $      0.22    $      0.26
Diluted earnings per share                             $      0.22    $      0.26
Dividends per share                                    $      0.14    $      0.12


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                2003      2002
                                                             --------   --------

Net income                                                   $253,900   $301,500
                                                             --------   --------
Other comprehensive loss, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period             30,200     21,800
    Less:  reclassification adjustments for gains included
                  in net income                                    --         --
                                                             --------   --------
Other comprehensive income                                     30,200     21,800
                                                             --------   --------
Comprehensive income                                         $284,100   $323,300
                                                             ========   ========


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                                       2003               2002
                                                                   -------------   -------------
Net income                                                         $    253,900    $    301,500
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                         7,550           7,600
     ESOP contribution expense credited to paid-in capital                   --           7,850
     Provision for loan losses                                           22,500          30,000
     Gain on sale of foreclosed assets, net                              (5,200)            600
     Deferred income taxes                                              (10,500)        (16,650)
     Amortization of unearned ESOP shares                                    --          14,700
Changes in assets and liabilities:
     Prepaid expenses and other assets                                   92,700         (13,800)
     Accrued interest receivable                                        (24,500)         (8,550)
     Accrued income taxes                                               126,250              --
     Accrued expenses and other liabilities                             (41,200)        178,750
                                                                   ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                            421,500         502,000
                                                                   ------------    ------------
Cash Flows From Investing Activities:

Net (increase) decrease  in loans receivable                         (2,582,150)      4,236,300
Proceeds from sale of foreclosed assets                                 166,700          64,250
Capital additions to foreclosed assets                                       --          (2,700)
Purchase of property and equipment                                           --          (1,900)
                                                                   ------------    ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (2,415,450)      4,295,950
                                                                   ------------    ------------
Cash Flows From Financing Activities:
Net decrease in deposits                                               (515,600)     (2,352,500)
Principal payments on ESOP debt                                              --         (14,750)
Repurchase of common stock for the Treasury                                  --         (31,200)
Dividends paid                                                          (71,450)       (137,750)
                                                                   ------------    ------------
   NET CASH USED IN FINANCING ACTIVITIES                               (587,050)     (2,536,200)
                                                                   ------------    ------------
Net increase in cash and cash equivalents                            (2,581,000)      2,261,750
Cash and cash equivalents:
   Beginning                                                         16,742,200      15,303,250
                                                                   ------------    ------------
   Ending                                                          $ 14,161,200    $ 17,565,000
                                                                   ============    ============
Supplemental Disclosure of Cash Flow Information:

Cash payments of interest                                          $    500,850    $    675,350
                                                                   ============    ============
Cash payment of income taxes                                       $         --    $         --
                                                                   ============    ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings      $     29,150         (77,250)
                                                                   ============    ============
Transfer of loans to foreclosed assets                             $         --    $    161,700
                                                                   ============    ============
Increase in unrealized gain on investment securities, net ot tax   $     30,200    $     21,800
                                                                   ============    ============

See Notes to Consolidated Finanical Statements.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS

Wake Forest Bancshares, Inc. (the "Company") is located in Wake Forest, North Carolina and is the parent stock holding company of Wake Forest Federal Savings and Loan Association (the "Association" or "Wake Forest Federal"), its only subsidiary. The Company conducts no business other than holding all of the stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The Association's principal activities consist of obtaining deposits and providing mortgage credit to customers in its primary market area, the counties of Wake and Franklin, North Carolina. The Company's and the Association's primary regulator is the Office of Thrift Supervision (OTS) and its deposits are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC).

NOTE 2.     ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. Prior to 2003 (see Note 4), the MHC received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.4% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2003, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2004. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2003 Annual Report to Stockholders.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4.    DIVIDENDS DECLARED

On December 15, 2003, the Board of Directors of the Company declared a dividend of $0.14 a share for stockholders of record as of December 31, 2003 and payable on January 10, 2004. The dividends declared were accrued and reported as dividends payable in the December 31, 2003 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three month periods ended December 31, 2003 and 2002 is presented below.

For the Three Months Ended December 31                       2003        2002
                                                           ------      ---------
Weighted average shares outstanding for Basic EPS          1,144,766   1,144,640
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                14,461       7,041
                                                           ---------   ---------
Weighted average shares outstanding for diluted EPS        1,159,227   1,151,681
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

A summary of the changes in the Company's options during the quarters ended December 31, 2003 and 2002 is presented below:

                                                                 2003      2002
                                                               -------    -----
Stock options outstanding at beginning of the quarter          37,336     37,366
Granted                                                            --         --
Exercised                                                          --         --
Terminated                                                         --         --
                                                               ------     ------
Stock options outstanding at end of the quarter                37,336     37,366
                                                               ======     ======
Stock options exercisable at end of the quarter                37,336     37,336
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

However, had compensation cost been recorded based on the fair value ($4.17 per share) of awards at the grant date, there would have been no pro forma impact on the Company's net income and earnings per share for the quarters ended December 31, 2003 and 2002 because the five year period over which the options vested (and would have been expensed under SFAS No. 123) expired during the year ended September 30, 2002. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997 when the options were granted: dividend rate of 2.75%; risk-free interest rate of 5.87%; expected lives of 10 years; and price volatility of 26.51%.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2003:

Total assets decreased by $217,900 to $85.5 million at December 31, 2003 from $85.7 million at September 30, 2003. The slight decrease in total assets during the quarter ended December 31, 2003 occurred primarily due to a decrease in deposits of approximately $515,600 during the same quarter. Because the Company currently has a sufficient amount of liquidity, deposits were not priced aggressively to retain certain accounts or to attract additional funds from competition. However, cash and short term cash investments decreased by approximately $2.6 million during the current quarter primarily due to an increase in the Company's loan portfolio during the same period.

Net loans receivable increased by $2.6 million to $69.6 million at December 31, 2003 from $67.0 million at September 30, 2003. The increase is a sign of improving economic conditions in the Company's primary lending markets, particularly in the area of residential construction. However, any significant employment growth has not yet been evident and a job creating expansion will ultimately determine whether the current loan demand is sustainable. The high tech sector of the area's employment base has been hit hard during the past couple of years and has negatively impacted growth in the overall real estate market. Assuming economic conditions improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion because the Company operates in markets that until recently had sustained significant growth and strong loan demand. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities increased by $48,700 to $701,450 at December 31, 2003 from $652,750 at September 30, 2003. The slight increase is attributable to unrealized gains in the Company's investment in FHLMC stock. The Company has decided to maintain higher levels of liquidity due to the historically low investment rates available in the market and as a result, has not been actively involved in the buying and selling securities. At December 31, 2003, the Company's investment portfolio, which consisted primarily of FHLB stock and FHLMC stock, had approximately $468,000 in unrealized gains.

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund the growth in its loan portfolio. The Company has recorded a liability of $612,100 at December 31, 2003 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if all participants were to request the balance of their account from the Company in cash instead of stock.

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At December 31, 2003 the Company had repurchased 71,316 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2003 (CONTINUED):

Retained earnings increased by $153,350 to $11.2 million at December 31, 2003 from $11.0 million at September 30, 2003. The increase is primarily attributable to the Company's earnings of $253,900 during the quarter ended December 31, 2003, reduced by $71,450 in dividends declared during the period and a $29,100 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option.. At December 31, 2003 the Company's capital amounted to $15.7 million, which as a percentage of total assets was 18.40%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 3.23% at December 31, 2003 and 0.37% at September 30, 2003. The Company's non-performing loans amounted to $2,273,750 and consisted of three residential properties and three commercial properties, including a small church, at December 31, 2003. At September 30, 2003, non-performing loans amounted to $247,200 and consisted of three mortgage loans. One commercial lending relationship amounting to $1,894,650 accounted for two of the non-performing loans at December 31, 2003. Both loans, secured by three convenience stores and a tract of land, were brought current in early January 2004. Had that relationship been current at December 31, 2003, the Company's non-performing loans as a percentage of total loans outstanding would have been 0.53%. The Company believes that it has sufficient allowances established to cover any loss associated with these loans. The Company had no charge-offs during the current quarter.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. In addition, regulatory examiners may require the Association to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company's methodology for assessing the appropriations of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Based on management's analysis of the adequacy of its allowances, loan loss provisions totaling $22,500 were provided during the three month period ended December 31, 2003, respectively. The Company's allowance for loan losses expressed as a percentage of gross loans outstanding was 0.94% at December 31, 2003 as compared to 0.95% at September 30, 2003. The Company's loan loss allowance was $662,900 at December 31, 2003.

The Company also has $281,150 in foreclosed assets consisting of two residential properties at December 31, 2003. These two residential homes are currently listed for sale. The Company believes that both of the properties have been adequately reserved at December 31, 2003.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002:

GENERAL. Net income for the three month period ended December 31, 2003 was $253,900 ($0.22 per share) as compared to $301,500 ($0.26 per share) earned during the same quarter in 2002. As discussed below, changes in net interest income between the comparable periods was primarily responsible for the change in net income during the current quarter ended December 31, 2003 as compared to the same period one year earlier.

INTEREST INCOME. Interest income decreased by $322,600 from $1,493,150 for the three months ended December 31, 2002 to $1,170,550 for the three months ended December 31, 2003. The decline in interest income resulted from both a 0.76% decrease in the average yield on interest-earning assets and a $6.4 million decrease in the average balance of interest-earning assets between the quarters. The Company's yield on interest earning assets was 6.00% for the quarter ended December 31, 2002 and 5.24% for the quarter ended December 31, 2003. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods and due to the refinancing and subsequent payoff of certain residential mortgages which resulted in a decline in portfolio rates. Customer refinancings, primarily for long-term fixed rate mortgages, was the primary cause for the lower amount of interest earning assets. The Company has historically not placed long-term fixed rate mortgages in its portfolio, particularly in a low interest rate environment, due to the interest rate risk associated with an eventual rise in market rates.

INTEREST EXPENSE. Interest expense decreased by $172,950 from $673,300 for the three months ended December 31, 2002 to $500,350 for the three months ended December 31, 2003. The decrease was the result of both a 0.60% decrease in the Company's cost of funds and a $6.7 million decline in the average balance of interest-bearing liabilities between the quarters. The Company's cost of funds was 3.47% for the quarter ended December 31, 2002 and 2.87% for the quarter ended December 31, 2003. The change in the Company's cost of funds occurred primarily due to fluctuations in market rates between the periods. The decline in the average balance of interest-bearing liabilities occurred primarily due to the aggressive competition for deposits in the Company's geographic market and the Company's decision to allow certain deposits to leave the Association due to the Company's level of liquidity.

NET INTEREST INCOME. Net interest income decreased by $149,650 from $819,850 for the three months ended December 31, 2002 to $670,200 for the three months ended December 31, 2003. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as changes in the level of interest earning assets and interest-bearing liabilities. The Company's interest rate margin was 3.23% for the current quarter as compared to 3.67% for the quarter ended December 31, 2002.

PROVISION FOR LOAN LOSSES. The Company provided $22,500 and $30,000 in loan loss provisions during the current quarter and the same quarter a year earlier. Management does not believe that there are any significant factors outstanding between the two quarters which would warrant a material change in the level of loan loss provisions. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral and prevailing economic conditions. Although management uses a systematic method for determining the adequacy of its allowances, the evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NON-INTEREST INCOME. The Company's non-interest income is primarily comprised on various fees and service charges on customer accounts as well as security gains and fees earned from secondary market originations. The Company began originating loans to sell in the secondary market during the second quarter of our fiscal year ended September 30, 2003. The Company did not have any investment sales in the current quarter or during the same quarter a year earlier. The refinance market which had been very active six to nine months ago has been relatively slow during the current quarter and the Company generated less fee income from its secondary market operations as a result.

NON-INTEREST EXPENSE. Non-interest expense decreased by $40,250 to $268,400 for the three month period ended December 31, 2003 from $308,650 for the comparable quarter in 2002. Only two categories of expense changed significantly between the periods. Expenses associated with foreclosed assets totaled $18,850 for the three month period ended December 31, 2002 as compared to expenses of $4,850 for the three month period ended December 31, 2003. Expense associated with foreclosed assets has declined as the number of foreclosed properties held and managed for resale has dropped. Compensation and related benefits decreased from $172,900 during the quarter ended December 31, 2002 to $152,200 in the current quarter. The decrease in compensation and benefits occurred primarily because certain stock related benefits associated with the Company's ESOP expired during the second quarter of the fiscal year ended September 30, 2003.

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

During the three month period ended December 31, 2003, cash and cash equivalents, a significant source of liquidity, decreased by approximately $2.6 million. Net new loan originations increased by approximately $2.6 million during the current quarter and were the primary use of cash during the three month period. Proceeds from the Company's operations contributed $421,500 in cash during the period. A decrease in deposits of approximately $515,600 also contributed to the utilization of cash during the current quarter. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2003, the Association had outstanding loan commitments amounting to $6,381,000. The undisbursed portion of construction loans amounted to $17.8 million and unused lines of credit amounted to $4.6 million at September 30, 2003.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2003 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since September 30, 2003. The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

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

A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Association does not separately identify individual residential loans for impairment disclosures.

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

Interest Income Recognition:

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

        Item 2.   Changes in Securities
                  None

        Item 3.   Defaults Upon Senior Securities
                  None

        Item 4.   Submission of Matters to a Vote of Security Holders
                  None
        Item 5.   Other Information
                  None

        Item 6.   Exhibits and Reports on Form 8-K
                  a) The Company filed a Form 8-K on October 24, 2003 to
                     disclose its fiscal year end September 30, 2003 earnings.

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

                                            WAKE FOREST BANCSHARES, INC.

Dated     February 13, 2004                      By: /s/ Robert C. White
      ------------------------------                 ---------------------------
                                                 Robert C. White
                                                 Chief Executive Officer and
                                                 Chief Financial Officer