Form 10QSB
period 2004-03-31
WAKE FOREST BANCSHARES INC
filed 2004-05-10
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 2004
                                   ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------   ----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              ----    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2004 there were issued and outstanding 1,147,508 shares of the Issuer's common stock, $.01 par value

Transitional Small Business Disclosure Format:  Yes      No X
                                                   ----    ---

                          WAKE FOREST BANCSHARES, INC.

                                    CONTENTS

PART 1. - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
Consolidated statements of financial condition at March 31, 2004 (unaudited)
     and September 30, 2003                                                           1
Consolidated statements of income for the three months ended March 31, 2004
     and March 31, 2003 (unaudited)                                                   2
Consolidated statements of income for the six months ended March 31, 2004
     and March 31, 2003 (unaudited)                                                   3
Consolidated statements of comprehensive income for the three and six months
     ended March 31, 2004 and March 31, 2003 (unaudited)                              4
Consolidated statements of cash flows for the six months ended
     March 31, 2004 and March 31, 2003 (unaudited)                                    5
Notes to consolidated financial statements (unaudited)                            6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                        9 -14

Item 3.  Controls and Procedures                                                     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                           16
Item 2.  Changes in Securities                                                       16
Item 3.  Defaults upon Senior Securities                                             16
Item 4.  Submission of Matters to a Vote of Security Holders                         16
Item 5.  Other Information                                                           16
Item 6.  Exhibits and Reports on Form 8-K                                            16

Signatures                                                                           17
Exhibits                                                                        18 - 19

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2004 AND SEPTEMBER 30, 2003

                                                                 March 31,     September 30,
ASSETS                                                             2004            2003
                                                               ------------    ------------
                                                                (Unaudited)          *
Cash and short-term cash investments                           $ 15,366,350    $ 16,742,200
Investment securities:
  Available for sale, at estimated market value                     481,600         426,850
  FHLB stock                                                        213,800         225,900
Loans receivable, net of loan loss allowances of $685,400 at
   March 31, 2004 and $640,400 at September 30, 2003             72,386,100      67,015,550

Accrued interest receivable                                         111,900          93,050
Foreclosed assets, net                                              358,800         442,650
Property and equipment, net                                         373,650         386,950
Deferred income taxes, net                                          201,450         205,650

Prepaid expenses and other assets                                    74,750         135,300
                                                               ------------    ------------
          Total Assets                                         $ 89,568,400    $ 85,674,100
                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                       $ 72,399,450    $ 68,839,950
Accrued expenses and other liabilities                              577,600         637,850

Dividends payable                                                    71,450          71,450
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                       728,700         582,950
                                                               ------------    ------------
         Total liabilities                                       73,777,200      70,132,200
                                                               ------------    ------------
Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none issued                --              --
Common stock, par value $0.01, authorized 5,000,000 shares,
  issued 1,216,612 shares                                            12,150          12,150
Additional paid-in capital                                        5,199,450       5,199,450
Accumulated other comprehensive income                              293,650         259,700
Retained earnings, substantially restricted                      11,260,850      11,045,500
Less: Common stock in treasury, at cost                            (974,900)       (974,900)
                                                               ------------    ------------
Total stockholders' equity                                       15,791,200      15,541,900
                                                               ------------    ------------
Total liabilities and stockholders' equity                     $ 89,568,400    $ 85,674,100
                                                               ============    ============

See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                             2004           2003
                                                          ----------     ----------
Interest income:
 Loans                                                    $1,144,450     $1,243,250
 Investment securities                                         4,400          8,850
 Short-term cash investments                                  31,700         50,650
                                                          ----------     ----------
     Total interest income                                 1,180,550      1,302,750
                                                          ----------     ----------
Interest expense:
 Interest on deposits                                        481,100        573,050
Interest on ESOP debt                                              -            150
                                                          ----------     ----------
     Total interest expense                                  481,100        573,200
                                                          ----------     ----------
Net interest income before provision for loan losses         699,450        729,550
Provision for loan losses                                    (22,500)      (130,000)
                                                          ----------     ----------
Net interest income after provision for loan losses          676,950        599,550
                                                          ----------     ----------
Noninterest income:
 Service charges and fees                                     16,350         24,800
 Gain on sale of investments                                       -        158,600
 Other                                                           600            850
                                                          ----------     ----------
                                                              16,950        184,250
                                                          ----------     ----------
Noninterest expense:
 Compensation and benefits                                   156,100        180,100
 Occupancy                                                    11,650         13,400
 Federal insurance and operating assessments                   9,700         10,750
 Data processing and outside service fees                     29,050         30,550
 Foreclosed assets, net                                        5,050         11,800
 Other operating expense                                      79,750         71,850
                                                          ----------     ----------
                                                             291,300        318,450
                                                          ----------     ----------
Income before income taxes                                   402,600        465,350
Income taxes                                                 152,550        179,700
                                                          ----------     ----------
Net income                                                $  250,050     $  285,650
                                                          ==========     ==========
Basic earnings per share                                  $     0.22     $     0.25
Diluted earnings per share                                $     0.22     $     0.25
Dividends per share                                       $     0.14     $     0.12

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                                          2004          2003
                                                       ----------    ----------
Interest income:
 Loans                                                 $2,276,900    $2,668,850
 Investment securities                                      8,500        15,500
 Short-term cash investments                               65,700       111,550
                                                       ----------    ----------
     Total interest income                              2,351,100     2,795,900
                                                       ----------    ----------
Interest expense:
 Interest on deposits                                     981,400     1,246,050
 Interest on ESOP debt                                         --           450
                                                       ----------    ----------
      Total interest expense                              981,400     1,246,500
                                                       ----------    ----------
Net interest income before provision for loan losses    1,369,700     1,549,400
Provision for loan losses                                 (45,000)     (160,000)
                                                       ----------    ----------
Net interest income after provision for loan losses     1,324,700     1,389,400
                                                       ----------    ----------
Noninterest income:
 Service charges and fees                                  29,150        34,700
 Secondary market fee income                               13,000            --
 Gain on sale of investments                                   --       158,600
 Other                                                      6,250           850
                                                       ----------    ----------
                                                           48,400       194,150
                                                       ----------    ----------
Noninterest expense:
 Compensation and benefits                                308,300       353,000
 Occupancy                                                 23,450        23,500
 Federal insurance and operating assessments               19,650        21,750
 Data processing and outside service fees                  57,650        58,100
 Foreclosed assets, net                                     9,900        30,650
 Other operating expense                                  140,750       140,050
                                                       ----------    ----------
                                                          559,700       627,050
                                                       ----------    ----------
Income before income taxes                                813,400       956,500
Income taxes                                              309,400       369,350
                                                       ----------    ----------
Net income                                             $  504,000    $  587,150
                                                       ==========    ==========
Basic earnings per share                               $     0.44    $     0.51
Diluted earnings per share                             $     0.43    $     0.51
Dividends per share                                    $     0.28    $     0.24

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                 2004         2003
                                                              ---------    ---------
Net income                                                     $250,050     $285,650
                                                              ---------    ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period       3,750      (39,750)
    Less:  reclassification adjustments for gains included
                  in net income                                      --      (98,350)
                                                              ---------    ---------
Other comprehensive income (loss)                                 3,750     (138,100)
                                                              ---------    ---------
Comprehensive income                                          $ 253,800    $ 147,550
                                                              =========    =========
FOR SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                                                 2004         2003
                                                              ---------    ---------
Net income                                                     $504,000     $587,150
                                                              ---------    ---------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period      33,950      (17,950)
    Less:  reclassification adjustments for gains included
                  in net income                                      --      (98,350)
                                                              ---------    ---------
Other comprehensive income (loss)                                33,950     (116,300)
                                                              ---------    ---------
Comprehensive income                                          $ 537,950    $ 470,850
                                                              =========    =========

See Notes to Consolidated Finanical Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                             2004            2003
                                                                        ------------    ------------
Net income                                                              $    504,000    $    587,150
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                             13,900          15,250
     ESOP contribution expense charged to paid-in capital                         --          16,000
     Provision for loan losses                                                45,000         160,000
     Provision for foreclosed assets                                              --           2,500
     Gain on sale of investments                                                  --        (158,600)
    (Gain) loss on sale of foreclosed assets, net                             (3,300)            250
     Amortization of unearned ESOP shares                                         --          29,400
Changes in assets and liabilities:
     Prepaid expenses and other assets                                        60,550        (175,900)
     Accrued interest receivable                                             (18,850)        (11,200)
     Accrued expenses and other liabilities                                  (55,700)         19,400
     Deferred income taxes                                                   (16,550)        (57,700)
                                                                        ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                 529,050         426,550
                                                                        ------------    ------------
Cash Flows From Investing Activities:
Net (increase) decrease in loans receivable                               (5,611,650)      6,001,100
Proceeds from sale of foreclosed assets                                      291,600         303,450
Capital additions to foreclosed assets
                                                                             (12,950)         (2,700)
Sale of available for sale investment securities                                  --         161,550
Redemption of FHLB stock                                                      12,100              --
Purchase of property and equipment                                              (600)         (2,700)
                                                                        ------------    ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (5,321,500)      6,460,700
                                                                        ------------    ------------
Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                        3,559,500      (4,519,300)
Principal payments on ESOP debt                                                   --         (29,450)
Repurchase of common stock for the Treasury                                       --         (57,500)
Dividends paid                                                              (142,900)       (275,400)
                                                                        ------------    ------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     3,416,600      (4,881,650)
                                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents                      (1,375,850)      2,005,600
Cash and cash equivalents:
   Beginning                                                              16,742,200      15,303,250
                                                                        ------------    ------------
   Ending                                                               $ 15,366,350    $ 17,308,850
                                                                        ============    ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                               $    983,950    $  1,253,650
                                                                        ============    ============
Cash payment of income taxes                                            $    290,500    $    414,250
                                                                        ============    ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings           $    145,750    $   (144,850)
                                                                        ============    ============
Transfer of loans to foreclosed assets                                  $    196,100    $    471,250
                                                                        ============    ============
Incr. (decr.) in unrealized gain on investment securities, net of tax   $     33,950    $   (116,300)
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

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2003, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2004. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2003 Annual Report to Stockholders.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4.    DIVIDENDS DECLARED

On March 15, 2003, the Board of Directors of the Company declared a dividend of $0.14 a share for stockholders of record as of March 31, 2004 and payable on April 12, 2004. The dividends declared were accrued and reported as dividends payable in the March 31, 2004 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2004 and 2003 is presented below.

FOR THE THREE MONTHS ENDED MARCH 31:                         2004        2003
                                                           ---------   ---------
Weighted average shares outstanding for Basic EPS          1,144,766   1,144,806
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                17,460       7,264
                                                           ---------   ---------
Weighted average shares outstanding for diluted EPS        1,162,226   1,152,070
                                                           =========   =========
FOR THE SIX MONTHS ENDED MARCH 31:                           2004        2003
                                                           ---------   ---------
Weighted average shares outstanding for Basic EPS          1,144,766   1,144,722
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                16,065       7,150
                                                           ---------   ---------
Weighted average shares outstanding for diluted EPS        1,160,831   1,151,872
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

The Company has a stock option plan for the benefit of its officers, directors, and key employees. Options totaling 54,000 at a grant price of $12.75 were granted on January 22, 1997. No options have been granted since that date. Previously granted options totaling 13,500 were returned to the Plan due to employment separation of the option holders. The options are exercisable at the rate of 20% annually for years during periods of service as an employee or director, and expire after ten years. Accelerated vesting may occur in certain circumstances as disclosed in the plan documents. Options are exercisable at the fair value on the date of grant.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK OPTION PLAN (CONTINUED)

A summary of the changes in the Company's options during the quarters ended March 31, 2004 and 2003 is presented below:

                                                               2004      2003
                                                              ------   ------
Stock options outstanding at beginning of the quarter         37,336   37,336
Granted                                                           --       --
Exercised                                                         --       --
Terminated                                                        --       --
                                                              ------   ------
Stock options outstanding at end of the quarter               37,336   37,336
                                                              ======   ======
Stock options exercisable at end of the quarter               37,336   37,336
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

However, had compensation cost been recorded based on the fair value ($4.17 per share) of awards at the grant date, there would have been no pro forma impact on the Company's net income and earnings per share for the quarters or six month periods ended March 31, 2004 and 2003 because the five year period over which the options vested (and would have been expensed under SFAS No. 123) expired during the year ended September 30, 2002. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997 when the options were granted: dividend rate of 2.75%; risk-free interest rate of 5.87%; expected lives of 10 years; and price volatility of 26.51%.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND MARCH 31, 2004

Total assets increased by $3.9 million to $89.6 million at March 31, 2004 from $85.7 million at September 30, 2003. The increase in total assets during the six month period ended March 31, 2004 occurred primarily due to an increase in deposits of approximately $3.6 million during the same period. Deposits were priced aggressively to retain certain accounts and to attract additional funds from competition due to a higher level of loan demand, particularly in construction lending. However, cash and short term cash investments still decreased by approximately $1.4 million during the six month period primarily due to an increase in the Company's loan portfolio during the same period.

Net loans receivable increased by $5.4 million to $72.4 million at March 31, 2004 from $67.0 million at September 30, 2003. The increase is a sign of improving economic conditions in the Company's primary lending markets, particularly in the area of residential construction where the Company experienced the bulk of its loan growth. However, significant employment growth has not yet materialized and a job creating expansion will ultimately determine whether the current loan demand is sustainable. The high tech sector of the area's employment base has been hit hard during the past couple of years and has negatively impacted growth in the overall real estate market. Assuming economic conditions improve, management believes that the long-term fundamentals of its markets provide potential for future loan expansion because the Company operates in markets that until recently had sustained significant growth and strong loan demand. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities increased by $42,650 to $695,400 at March 31, 2004 from $652,750 at September 30, 2003. The slight increase is attributable to unrealized gains in the Company's investment in FHLMC stock. The Company has maintained higher levels of liquidity due to loan demand and the historically low investment rates available in the market. For the past couple of years, the Company's intent has been to retain a short position in its investments due to the interest rate risk associated with extending the maturities of its investment portfolio should rates begin to rise. As a result, the Company has not been actively involved in the buying and selling securities. At March 31, 2004, the Company's investment portfolio, which consisted primarily of FHLB stock and FHLMC stock, had approximately $474,000 in unrealized gains.

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund the growth in its loan portfolio. The Company has recorded a liability of $728,700 at March 31, 2004 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if in the unlikely event, all participants were to request the balance of their account from the Company in cash instead of stock. Should that occur, the Company would repurchase those shares as treasury stock.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND MARCH 31, 2004 (CONTINUED)

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At March 31, 2004 the Company had repurchased 71,316 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $215,350 to $11.2 million at March 31, 2004 from $11.0 million at September 30, 2003. The increase is primarily attributable to the Company's earnings of $504,000 during the six month period ended March 31, 2004, reduced by $142,900 in dividends declared during the period and a $145,750 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At March 31, 2004 the Company's stockholders' equity amounted to $15.8 million, which as a percentage of total assets was 17.63%. Under the OTS's prompt corrective action regulations, the Company and the Association are considered well capitalized if their ratio of total capital to risk-weighted assets is at least 10%, their ratio of core capital (Tier 1) to risk-weighted assets is at least 6.0%, and their ratio of core capital to total average assets is at least 5.0%. Both the Company and the Association met all of the above requirements and are considered well capitalized.

ASSET QUALITY

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding was 0.37% at September 30, 2003 and 2.03% at March 31, 2004. At September 30, 2003, non-performing loans amounted to $247,200 and consisted of three mortgage loans. Non-performing loans amounted to $1,880,092 at March 31, 2004 consisted solely of two commercial loans collateralized by three convenience stores and an adjacent tract of land to the same borrower. One of the loans was brought current in April 2004, and the borrower is attempting to sell the stores or refinance the loans elsewhere. The Company has started foreclosure proceedings on the remaining delinquent loan. No loss is expected on the ultimate collection of these two loans. The Company had no loan charge-offs during the current quarter.

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

The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Based on management's analysis of the adequacy of its allowances, loan loss provisions totaling $22,500 and $45,000 were provided during the three and six month periods ended March 31, 2004, respectively. The Company's allowance for loan losses expressed as a percentage of gross loans outstanding was 0.94% at March 31, 2004 as compared to 0.95% at September 30, 2003. The Company's loan loss allowance was $685,400 at March 31, 2004.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ASSET QUALITY (CONTINUED):

The Company also has $358,800 in foreclosed assets consisting of two residential properties at March 31, 2004. These two residential homes are currently listed for sale. The Company believes that both of the properties have been adequately reserved at March 31, 2004. During the current quarter, the Association sold foreclosed property with a cost basis of $131,400 and incurred a $1,900 loss. For the six month period March 31, 2004, the Company had a net gain of $3,300 on the disposal of foreclosed properties. The Company had foreclosure related expense of $5,050 during the current quarter as compared to expense of $11,800 for the same quarter a year earlier.

OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003:

GENERAL. Net income for the three month period ended March 31, 2004 was $250,050, or $35,600 less than the $285,650 earned during the same quarter in 2003. Net income for the six month period ended March 31, 2004 was $504,000, or $83,150 less than the $587,150 earned during the same period in 2003. As discussed below, changes in net interest income between the comparable periods coupled with decreases in non-interest expense, gains on sale of investments, and fluctuations in the Association's loan loss provisions were primarily responsible for the change in net income during the current quarter and six month period end March 31,2004 when compared to the same periods a year earlier.

INTEREST INCOME. Interest income decreased by $122,200 from $1,302,750 for the three months ended March 31, 2003 to $1,180,550 for the three months ended March 31, 2004. The decline in interest income resulted from both a 45 basis point decrease in the average yield on interest earning assets between the quarters and a decline of $1.1 million in the average balance of interest-earning assets outstanding between the periods. Interest income decreased by $444,800 from $2,795,900 for the six months ended March 31, 2003 to $2,351,100 for the six months ended March 31, 2004. The decline in interest income resulted from both a 60 basis point decrease in the yield on interest-earning assets between the periods and a decline of $3.8 million in the average balance of interest-earning assets outstanding between the six month periods. The Company's yield on interest earning assets was 5.68% and 5.84% for the quarter and six month period ended March 31, 2003; respectively, and 5.23% and 5.24% for the quarter and six month period ended March 31, 2004; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods and a significant amount of refinancings and rate modifications of the Company higher yielding loans during the current periods.

INTEREST EXPENSE. Interest expense decreased by $92,100 from $573,200 for the three months ended March 31, 2003 to $481,100 for the three months ended March 31, 2004. Interest expense decreased by $265,100 from $1,246,500 for the six months ended March 31, 2003 to $981,400 for the six months ended March 31, 2004. The decreases were primarily the result of a decrease in the Company's cost of funds between the periods, which decreased by 40 basis points and 50 basis points for the three and six month periods ended March 31, 2004; respectively, as compared to the same periods a year earlier. As a result of overall lower market rates, the Company's cost of funds decreased from 3.23% and 3.35% for the quarter and six month period ended March 31, 2003; respectively, to 2.83% and 2.85% for the quarter and six month period ended March 31, 2004, respectively.

NET INTEREST INCOME. Net interest income decreased by $30,100 from $729,550 for the three months ended March 31, 2003 to $699,450 for the three months ended March 31, 2004. Net interest income decreased by $179,700 from $1,549,400 for the six months ended March 31, 2003 to $1,369,700 for the six months ended March 31, 2004. The Company's net interest margin was 3.29% and 3.26% for the current quarter and six months ended March 31, 2004 versus 3.38% and 3.53% for the same quarter and six month period a year earlier.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES. The Company provided $22,500 and $45,000 in loan loss provisions during the current quarter and six month period ended March 31, 2004; respectively, as compared to $130,000 and $160,000 during the three and six month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The primary causes for the higher than normal loan loss provisions in the previous year were due in part to a surge in loan delinquencies and a continued pattern of sluggish local economic conditions at that time. In large part, those factors have stabilized or lessened during the current year and the Company's loan loss provisions reflect those dynamics.

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

NON-INTEREST INCOME. During the current quarter and six months year-to-date, the Company generated other non-interest income primarily from service charges of $16,950 and $48,400, respectively. During the three months ended March 31, 2003, the Company sold 3,000 shares of FHLMC stock with a cost basis of approximately $2,950 and realized a gain of $158,600. There were no other investment sales during the six month periods ended March 31, 2004 and 2003. The Company continues to hold 8,154 shares of FHLMC stock in its investment portfolio.

NON-INTEREST EXPENSE. Non-interest expense decreased by $27,150 to $291,300 for the three month period ended March 31, 2004 from $318,450 for the comparable quarter in 2003. Non-interest expense decreased by $67,350 to $559,700 for the six month period ended March 31, 2004 from $627,050 for the same period a year earlier. Only three categories of expense changed significantly between the periods. Expense associated with foreclosed assets totaled $11,800 and $30,650 for the three and six month periods ended March 31, 2003 as compared to expense of $5,050 and $9,900 for the three and six month periods ended March 31, 2004. The reduction in foreclosed asset expense is directly related to a drop in the number of foreclosed properties managed between the periods. Compensation and related benefits decreased from $180,100 during the quarter ended March 31, 2003 to $156,100 in the current quarter, and from $353,000 during the six month period ended March 31, 2003 to $308,300 in the six months ended March 31, 2004. The decrease in compensation and benefits occurred primarily because the Company's ESOP retirement plan was fully funded last year. The Company implemented an employer match to its existing 401k plan at the time the ESOP plan was fully funded, but at a significantly lower level of expense. Other operating expense amounted to $79,750 for the current quarter as compared to $71,850 for the quarter ended March 31, 2003. The increased cost was spread over several categories of expense, including office supplies, inspection fees on construction loans, contributions, and stockholder related expense.

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

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

During the six month period ended March 31, 2004, cash and cash equivalents, a significant source of liquidity, decreased by approximately $1.4 million but still amounted to $15.4 million or 17.16% of total assets at March 31, 2004. Proceeds from the Company's operations contributed $529,050 in cash during the period. A increase in loans receivable of $5.6 million, partially offset by a increase in deposits of approximately $3.6 million, provided the largest use of liquidity during the six month period ended March 31, 2004. Given the Company's excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2004, the Association had outstanding loan commitments amounting to $3,260,000. The undisbursed portion of construction loans amounted to $18.1 million and unused lines of credit amounted to $4.4 million at March 31, 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

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

        Item 2.   Changes in Securities
                  None

        Item 3.   Defaults Upon Senior Securities
                  None

        Item 4.   Submission of Matters to a Vote of Security Holders

                  On February 17, 2004, the annual meeting of stockholders was held to consider and vote upon the election of four directors of the Company and to ratify the appointment of Dixon Hughes PLLC as independent auditors for the Company's fiscal year ending September 30, 2004. All items were approved by the stockholders as shown below.

Vote concerning the election of directors of the Company:

                               For          Against      Withheld        Total
                               ---          -------      --------        -----
John D. Lyon                 972,049           --            650         972,699
Rodney M. Privette           972,049           --            650         972,699
Leelan A. Woodlief           970,849           --          1,850         972,699
William S. Wooten            971,049           --          1,650         972,699

Vote concerning ratification of Dixon Hughes PLLC as independent auditors for the year ending September 30, 2004:

                               For          Against      Abstained       Total
                               ---          -------      ---------       -----
                             971,824           --            875         972,699

The foregoing matters are described in detail in the Company's proxy statement dated January 16, 2004 for the 2004 Annual Meeting of stockholders.

        Item 5.   Other Information
                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  a) The Company filed a Form 8-K on January 21, 2004 to
                     disclose its earnings for the quarter ended December 31, 2003.

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

                                               WAKE FOREST BANCSHARES, INC.

Dated     May 10, 2004                         By:  s/s Robert C. White
      -----------------                             ----------------------------
                                                    Robert C. White
                                                    Chief Executive Officer and
                                                    Chief Financial Officer