Form 10QSB
period 2004-06-03
WAKE FOREST BANCSHARES INC
filed 2004-08-11
CIK 1085175

 FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended      June 30, 2004
                                               ------------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                to
                                               --------------


                        Commission file number 000-25999
                                               ---------

                          WAKE FOREST BANCSHARES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

     United States of America                    56-2131079
     -----------------------------------------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2004 there were issued and outstanding 1,149,450 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes_____   No X

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


Item 1.  Financial Statements
Consolidated statements of financial condition at June 30, 2004 (unaudited)
     and September 30, 2003                                                                          1
Consolidated statements of income for the three months ended June 30, 2004
     and June 30, 2003 (unaudited)                                                                   2
Consolidated statements of income for the nine months ended June 30, 2004
     and June 30, 2003 (unaudited)                                                                   3
Consolidated statements of comprehensive income for the three and nine months ended
     June 30, 2004 and June 30, 2003 (unaudited)                                                     4
Consolidated statements of cash flows for the nine months ended
     June 30, 2004 and June 30, 2003 (unaudited)                                                     5
Notes to consolidated financial statements (unaudited)                                           6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                       9 -14

Item 3.  Controls and Procedures                                                                    15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          16
Item 2.  Changes in Securities                                                                      16
Item 3.  Defaults upon Senior Securities                                                            16
Item 4.  Submission of Matters to a Vote of Security Holders                                        16
Item 5.  Other Information                                                                          16
Item 6.  Exhibits and Reports on Form 8-K                                                           16

Signatures                                                                                          17
Exhibits                                                                                         18-19

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2004 AND SEPTEMBER 30, 2003

                                                                                June 30,          September 30,
ASSETS                                                                            2004                 2003
                                                                             ----------------     ---------------
                                                                               (Unaudited)              *

Cash and short-term cash investments                                         $  9,834,150        $ 16,742,200
Investment securities:
  Available for sale, at estimated market value                                   516,150             426,850
  FHLB stock                                                                      213,800             225,900
Loans receivable, net of loan loss allowances of $707,900 at
  June 30, 2004 and $640,400 at September 30, 2003                             73,743,500          67,015,550
Accrued interest receivable                                                       125,550              93,050
Foreclosed assets, net                                                                 --             442,650
Property and equipment, net                                                       366,700             386,950
Deferred income taxes, net                                                        213,500             205,650
Cash surrender value of life insurance                                          1,010,950                  --
Prepaid expenses and other assets                                                 267,400             135,300
                                                                             ------------        ------------
          Total Assets                                                       $ 86,291,700        $ 85,674,100
                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                     $ 68,714,350        $ 68,839,950
Accrued expenses and other liabilities                                            711,400             637,850
Dividends payable                                                                  72,000              71,450
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                                     590,250             582,950
                                                                             ------------        ------------
         Total Liabilities                                                     70,088,000          70,132,200
                                                                             ------------        ------------

Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued                             --                  --
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,216,612 shares                                                          12,200              12,150
Additional paid-in capital                                                      5,253,300           5,199,450
Accumulated other comprehensive income                                            315,050             259,700
Retained earnings, substantially restricted                                    11,599,950          11,045,500
Less: Common stock in treasury, at cost                                          (976,800)           (974,900)
                                                                             ------------        ------------
Total stockholders' equity                                                     16,203,700          15,541,900
                                                                             ------------        ------------
Total liabilities and stockholders' equity                                   $ 86,291,700        $ 85,674,100
                                                                             ============        ============

See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                 2004                 2003
                                                                             -----------          -----------
Interest and dividend income:
 Loans                                                                       $ 1,155,800          $ 1,256,800
 Investment securities                                                             4,300                5,050
 Short-term cash investments                                                      25,900               49,650
                                                                             -----------          -----------
     Total interest income                                                     1,186,000            1,311,500
                                                                             -----------          -----------
Interest expense:
 Interest on deposits                                                            479,700              546,600
                                                                             -----------          -----------

Net interest income before provision for loan losses                             706,300              764,900
Provision for loan losses                                                        (22,500)             (30,000)
                                                                             -----------          -----------
Net interest income after provision for loan losses                              683,800              734,900
                                                                             -----------          -----------
Noninterest income:
 Service charges and fees                                                         14,000               18,450
 Secondary market fee income                                                          --               51,800
 Gain on sale of foreclosed real estate                                           25,500                   --
 Other                                                                            11,250                  800
                                                                             -----------          -----------
                                                                                  50,750               71,050
                                                                             -----------          -----------
Noninterest expense:
 Compensation and benefits                                                       167,600              165,550
 Occupancy                                                                        11,050               11,050
 Federal insurance and operating assessments                                       9,650               10,500
 Data processing                                                                  32,550               28,550
 REO provisions and expense                                                        5,450               12,450
 Other operating expense                                                          63,200               82,400
                                                                             -----------          -----------
                                                                                 289,500              310,500
                                                                             -----------          -----------

Income before income taxes                                                       445,050              495,450
Income taxes                                                                     172,400              188,550
                                                                             -----------          -----------
Net income                                                                   $   272,650          $   306,900
                                                                             ===========          ===========

Basic earnings per share                                                     $      0.24          $      0.27
Diluted earnings per share                                                   $      0.23          $      0.27
Dividends per share                                                          $      0.14          $      0.14

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                2004                 2003
                                                                             -----------         ------------
Interest and dividend income:
 Loans                                                                       $ 3,432,650          $ 3,925,650
 Investment securities                                                            12,800               18,200
 Short-term cash investments                                                      91,650              163,500
                                                                             -----------          -----------
     Total interest income                                                     3,537,100            4,107,350
                                                                             -----------          -----------
Interest expense:
 Interest on deposits                                                          1,461,100            1,792,650
 Interest on ESOP debt                                                                --                  450
                                                                             -----------          -----------
     Total interest expense                                                    1,461,100            1,793,100
                                                                             -----------          -----------

Net interest income before provision for loan losses                           2,076,000            2,314,250
Provision for loan losses                                                        (67,500)            (190,000)
                                                                             -----------          -----------
Net interest income after provision for loan losses                            2,008,500            2,124,250
                                                                             -----------          -----------

Noninterest income:
 Service charges and fees                                                         43,100               44,100
 Secondary market fee income                                                      13,050               60,850
 Gain on sale of investments                                                          --              158,600
 Gain on sale of foreclosed real estate                                           30,750
 Other                                                                            12,250                1,650
                                                                             -----------          -----------
                                                                                  99,150              265,200
                                                                             -----------          -----------
Noninterest expense:
 Compensation and benefits                                                       475,900              518,550
 Occupancy                                                                        34,500               34,550
 Federal insurance and operating assessments                                      29,300               32,250
 Data processing                                                                  90,150               86,650
 REO provisions and expense                                                       15,350               43,100
 Other operating expense                                                         204,000              222,450
                                                                             -----------          -----------
                                                                                 849,200              937,550
                                                                             -----------          -----------

Income before income taxes                                                     1,258,450            1,451,900
Income taxes                                                                     481,850              557,850
                                                                             -----------          -----------
Net income                                                                   $   776,600          $   894,050
                                                                             ===========          ===========

Basic earnings per share                                                     $      0.68          $      0.78
Diluted earnings per share                                                   $      0.67          $      0.78
Dividends per share                                                          $      0.42          $      0.38


See Notes to Consolidated Financial Statements

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



FOR THREE MONTHS ENDED JUNE 30:                                           2004             2003
                                                                       ---------        ---------

Net income                                                             $ 272,650        $ 306,900
                                                                       ---------        ---------
Other comprehensive loss, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period               21,400          (11,800)
    Less:  reclassification adjustments for gains included
                  in net income                                               --               --
                                                                       ---------        ---------
Other comprehensive income (loss)                                         21,400          (11,800)
                                                                       ---------        ---------
Comprehensive income                                                   $ 294,050        $ 295,100
                                                                       =========        =========



FOR NINE MONTHS ENDED JUNE 30:                                              2004             2003
                                                                       ---------        ---------

Net income                                                             $ 776,600        $ 894,050
                                                                       ---------        ---------
Other comprehensive loss, net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period               55,350          (29,750)
    Less:  reclassification adjustments for gains included
                  in net income                                               --          (98,350)
                                                                       ---------        ---------
Other comprehensive income (loss)                                         55,350         (128,100)
                                                                       ---------        ---------
Comprehensive income                                                   $ 831,950        $ 765,950
                                                                       =========        =========

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                     2004               2003
                                                                               ----------------   ----------------
Net income                                                                     $        776,600   $        894,050
Adjustments-noncash operating activities:
     Depreciation                                                                        20,850             23,150
     ESOP contribution expense credited to paid-in capital                                   --             16,000
     Provision for loan losses                                                           67,500            190,000
     Provision for foreclosed assets                                                         --              2,500
     Gain on sale of investments                                                             --           (158,600)
     Gain on sale of foreclosed assets, net                                             (30,750)              (250)
     Deferred income taxes                                                              (41,800)           (74,200)
     Amortization of unearned ESOP shares                                                    --             29,400
      Increase in cash surrender value of life insurance                                (10,950)                --
Changes in assets and liabilities:
     Prepaid expenses and other assets                                                 (132,100)          (328,000)
     Accrued interest receivable                                                        (32,500)           (18,750)
     Accrued expenses and other liabilities                                              73,550             73,750
                                                                               ----------------   ----------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                            690,400            649,050
                                                                               ----------------   ----------------
Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                                         (6,991,550)         8,619,850
Proceeds from sale of foreclosed assets                                                 682,500            408,100
Redemption of FHLB stock                                                                 12,100            104,500
Capital additions to foreclosed assets                                                  (12,950)            (1,700)
Proceeds from sale of available for sale investment securities                               --            161,500
Purchase of Bank owned life Insurance contracts                                      (1,000,000)                --
Purchase of property and equipment                                                         (600)            (5,600)
                                                                               ----------------   ----------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (7,310,500)         9,286,650
                                                                               ----------------   ----------------
Cash Flows From Financing Activities:
Net decrease in deposits                                                               (125,600)        (5,751,000)
Principal payments on ESOP debt                                                              --            (29,450)
Proceeds from stock options exercised                                                    53,900                 --
Repurchase of common stock for the Treasury                                              (1,900)           (57,500)
Dividends paid                                                                         (214,350)          (336,600)
                                                                               ----------------   ----------------
   NET CASH USED IN FINANCING ACTIVITIES                                               (287,950)        (6,174,550)
                                                                               ----------------   ----------------
Net increase (decrease) in cash and cash equivalents                                 (6,908,050)         3,761,150

Cash and cash equivalents:
   Beginning                                                                         16,742,200         15,303,250
                                                                               ----------------   ----------------
   Ending                                                                      $      9,834,150   $     19,064,400
                                                                               ================   ================
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                      $      1,467,200   $      1,803,150
                                                                               ================   ================
Cash payment of income taxes                                                   $        446,500   $        627,250
                                                                               ================   ================
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings                  $          7,300   $       (107,000)
                                                                               ================   ================
Transfer of loans to foreclosed assets                                         $        196,100   $      1,149,800
                                                                               ================   ================
Incr. (decr.)  in unrealized gain on investment securities, net of taxes       $         55,350   $       (128,100)
                                                                               ================   ================

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

NOTE 2.     ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. Prior to the second quarter of 2003, the MHC received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC has waived its receipt of the Company's dividend for the past five quarters. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.2% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2003, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2004. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2003 Annual Report to Stockholders.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4.    DIVIDENDS DECLARED

On June 21, 2004, the Board of Directors of the Company declared a dividend of $0.14 a share for stockholders of record as of June 30, 2004 and payable on July 12, 2004. The dividends declared were accrued and reported as dividends payable in the June 30, 2004 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2004 and 2003 is presented below.

     For the Three Months Ended June 30:                                            2004               2003
                                                                              ----------------    -------------
     Weighted average shares outstanding for Basic EPS                              1,147,066         1,144,966
     Plus incremental shares from assumed issuances of shares
     pursuant to stock option plans                                                    15,113             9,311
                                                                              ---------------   ---------------
     Weighted average shares outstanding for diluted EPS                            1,162,179         1,154,277
                                                                              ===============   ===============

     For the Nine Months Ended June 30:                                              2004              2003
                                                                              ----------------    -------------
     Weighted average shares outstanding for Basic EPS                               1,145,530        1,144,742
     Plus incremental shares from assumed issuances of shares
     pursuant to stock option plans                                                     15,755            7,909
                                                                               ---------------  ---------------
     Weighted average shares outstanding for diluted EPS                             1,161,285        1,152,651
                                                                               ===============  ===============

NOTE 6.  STOCK OPTION PLAN

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (Statement 148). Statement 148 amended SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 was effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein.

The Company has a stock option plan for the benefit of its officers, directors, and key employees. Options totaling 54,000 at a grant price of $12.75 were granted on January 22, 1997. No options have been granted since that date. Previously granted options totaling 13,500 were returned to the Plan due to employment separation of the option holders. The options aree exercisable at the rate of 20% annually for years during periods of service as an employee or director, and expire after ten years. Accelerated vesting may occur in certain circumstances as disclosed in the plan documents. Options are exercisable at the fair value on the date of grant.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  STOCK OPTION PLAN (CONTINUED)


A summary of the changes in the Company's options during the quarters ended June 30, 2004 and 2003 is presented below:

                                                                                       2004               2003
                                                                                    ----------        -----------
Stock options outstanding at beginning of the quarter                                   37,336             37,336
Granted                                                                                     --                 --
Exercised                                                                               (4,229)                --
Terminated                                                                                  --                 --
                                                                                    ----------         ----------
Stock options outstanding at end of the quarter
                                                                                        33,107             37,336
                                                                                    ==========         ==========
Stock options exercisable at end of the quarter
                                                                                        33,107             37,336
                                                                                    ==========         ==========

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

However, had compensation cost been recorded based on the fair value ($4.17 per share) of awards at the grant date, there would have been no pro forma impact on the Company's net income and earnings per share for the quarters or nine month periods ended June 30, 2004 and 2003 because the five year period over which the options vested (and would have been expensed under SFAS No. 123) expired during the year ended September 30, 2002. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997 when the options were granted: dividend rate of 2.75%; risk-free interest rate of 5.87%; expected lives of 10 years; and price volatility of 26.51%.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND JUNE 30, 2004

Total assets increased by $617,600 to $86.3 million at June 30, 2004 from $85.7 million at September 30, 2003. Total assets increased during the nine months ended June 30, 2004 primarily due to capital growth associated with the Company's earnings for the same period. Because the Company currently has a sufficient amount of liquidity, deposits were not priced aggressively to retain certain accounts or to attract additional funds from competition until very recently in the current quarter. Cash and short term cash investments decreased by approximately $6.9 million during the nine month period due to an increase in the Company's loan portfolio during the same period.

Net loans receivable increased by $6.7 million to $73.7 million at June 30, 2004 from $67.0 million at September 30, 2003. The increase is a sign of improving economic conditions in the Company's primary lending markets, particularly in the area of residential construction where the Company experienced the bulk of its loan growth. However, significant employment growth has not yet materialized and a job creating expansion will ultimately determine whether the current loan demand is sustainable. The high tech sector of the area's employment base has been hit hard during the past couple of years and has negatively impacted growth in the overall real estate market. Assuming economic conditions improve, management believes that the long-term fundamentals of its markets provide potential for future loan expansion because the Company operates in markets that until recently had sustained significant growth and strong loan demand. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities increased by $77,200 to $729,950 at June 30, 2004 from $652,750 at September 30, 2003. The slight increase is primarily attributable to unrealized gains in the Company's investment in FHLMC stock. The Company has maintained higher levels of liquidity due to loan demand and the historically low investment rates available in the market. For the past couple of years, the Company's intent has been to retain a short position in its investments due to the interest rate risk associated with extending the maturities of its investment portfolio should rates begin to rise. As a result, the Company has not been actively involved in the buying and selling securities. At June 30, 2004, the Company's investment portfolio, which consisted primarily of FHLB stock and FHLMC stock, had approximately $508,000 in unrealized gains.

During the current quarter, the Company purchased split-dollar insurance contracts on the lives of its employees in order to help defray the cost associated with its group health insurance plan. The amount of the contracts purchased totaled $1.0 million and is shown as other assets in the Company's consolidated balance sheet. Interest credits on the policies in the form of increases in the cash surrender value of the policies is shown as other non-interest income in the Company's consolidated statement of income.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND JUNE 30, 2004 (CONTINUED)

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund the growth in its loan portfolio. The Company has recorded a liability of $590,250 at June 30, 2004 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if in the unlikely event, all participants were to request the balance of their account from the Company in cash instead of stock. Should that occur, the Company would repurchase those shares as treasury stock.

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At June 30, 2004 the Company had repurchased 71,391 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $554,450 to $11.6 million at June 30, 2004 from $11.0 million at September 30, 2003. The increase is attributable to the Company's earnings of $776,600 during the nine month period ended June 30, 2004, reduced by $214,900 in dividends declared during the period and a $7,250 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At June 30, 2004 the Company's stockholders' equity amounted to $16.2 million, which as a percentage of total assets was 18.78%. Under the OTS's prompt corrective action regulations, the Company and the Association are considered well capitalized if their ratio of total capital to risk-weighted assets is at least 10%, their ratio of core capital (Tier 1) to risk-weighted assets is at least 6.0%, and their ratio of core capital to total average assets is at least 5.0%. Both the Company and the Association met all of the above requirements and are considered well capitalized.

ASSET QUALITY

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding was 0.37% at September 30, 2003, and 3.23%, 2.57%, and 2.06% at the end of each quarter during the current year, respectively. At June 30, 2004, non-performing loans amounted to $1,538,050 and consisted solely of one commercial loan collateralized by two convenience stores and an adjacent tract of land ($1,487,600) and one single-family residential mortgage loan ($50,450). Although the Company has started foreclosure proceedings on both loans, currently no loss is expected on the ultimate collection of these two loans. Subsequent to June 30, 2004, the commercial loan borrower filed for Chapter 11 bankruptcy. Both loans have been placed on non-accrual status. The commercial loan has a loan-to-value ratio of approximately 65% based upon the latest appraisal of the collateral property. The Company had no loan charge-offs during the current quarter.

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

ASSET QUALITY (CONTINUED)

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

The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Based on management's analysis of the adequacy of its allowances, loan loss provisions totaling $22,500 and $67,500 were provided during the three and nine month periods ended June 30, 2004, respectively. The Company's allowance for loan losses expressed as a percentage of gross loans outstanding was 0.95% at June 30, 2004 and at September 30, 2003. The Company's loan loss allowance was $707,900 at June 30, 2004.

As of June 30, 2004, the Company has no foreclosed assets. During the current quarter, the Association sold foreclosed property with a cost basis of $358,750 and incurred a net gain of $23,950 upon disposition. For the nine month period June 30, 2004, the Company had a net gain of $27,250 on the disposal of foreclosed properties. The Company had foreclosure related expense of $5,450 during the current quarter as compared to expense of $12,450 for the same quarter a year earlier and $15,350 for nine months ended June 30, 2004.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

GENERAL. Net income for the three month period ended June 30, 2004 was $272,650 ($0.23 per share) as compared to $306,900 ($0.27 per share) earned during the same quarter in 2003. Net income for the nine month period ended June 30, 2004 was $776,600 ($0.67 per share) as compared to $894,050 ($0.78 per share) earned during the same period in 2003. As discussed below, decreases in net interest income between the comparable periods coupled with decreases in non-interest income and non-interest expense were primarily responsible for the change in net income during the current quarter and nine month period ended June 30, 2004 as compared to the same periods one year earlier.

INTEREST INCOME. Interest income decreased by $125,500 from $1,311,500 for the three months ended June 30, 2003 to $1,186,000 for the three months ended June 30, 2004. The decline in interest income resulted from both a 0.16% decrease in the average yield on interest-earning assets and a $915,000 decrease in the average balance of interest-earning assets between the quarters. Interest income decreased by $570,250 from $4,107,350 for the nine months ended June 30, 2003 to $3,537,100 for the nine months ended June 30, 2004. The decline in interest income resulted from both a 0.46% basis point decrease in the yield on interest-earning assets and a $2.8 million decrease in the average balance of interest-earning assets between the nine month periods. The Company's yield on interest earning assets was 5.50% and 5.73% for the quarter and nine month period ended June 30, 2003, respectively, and 5.34% and 5.27% for the quarter and nine month period ended June 30, 2004, respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTEREST EXPENSE. Interest expense decreased by $66,900 from $546,600 for the three months ended June 30, 2003 to $479,700 for the three months ended June 30, 2004. The decrease was the result of both a 0.29% decrease in the Company's cost of funds and a $1.6 million decline in the average balance of interest-bearing liabilities between the quarters. Interest expense decreased by $332,000 from $1,793,100 for the nine months ended June 30, 2003 to $1,461,100 for the nine months ended June 30, 2004. The decrease was the result of both a 0.43% decrease in the Company's cost of funds and a $3.5 million decline in the average balance of interest-bearing liabilities between the nine month periods. The Company's cost of funds was 3.08% and 3.26% for the quarter and nine month period ended June 30, 2003, respectively, and 2.79% and 2.83% for the quarter and nine month period ended June 30, 2004, respectively. The change in the Company's cost of funds occurred primarily due to fluctuations in market rates between the periods.

NET INTEREST INCOME. Net interest income decreased by $58,600 from $764,900 for the three months ended June 30, 2003 to $706,300 for the three months ended June 30, 2004. Net interest income decreased by $238,250 from $2,314,250 for the nine months ended June 30, 2003 to $2,076,000 for the nine months ended June 30, 2004. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods and the average balances outstanding among the periods. The Company's interest rate margin was 3.38% and 3.30% for the current quarter and nine month period ended June 30, 2004; respectively, as compared to 3.62% and 3.56% for the quarter and nine month period ended June 30, 2003; respectively.

PROVISION FOR LOAN LOSSES. The Company provided $22,500 and $67,500 in loan loss provisions during the current quarter and nine month period ended June 30, 2004; respectively, as compared to $30,000 and $190,000 during the three and nine month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The primary causes for the higher than normal loan loss provisions in the previous year were due in part to a surge in loan delinquencies and a continued pattern of sluggish local economic conditions at that time. In large part, those factors have stabilized or lessened during the current year and the Company's loan loss provisions reflect those dynamics.

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

NON-INTEREST INCOME. The Company's non-interest income is primarily comprised on various fees and service charges on customer accounts as well as gains on sale of assets and fees earned from secondary market originations. During the current quarter and nine months year-to-date, the Company generated other non-interest income of $50,750 and $99,150, respectively. In addition to service charges on customer accounts, the Company reported gains from disposal of foreclosed assets of $25,500 and $30,750 for the three and nine months ended June 30, 2004. During the three and nine month periods ended June 30, 2003, the Company reported fees of $51,800 and $60,850 from originating and selling mortgage loans in the secondary market. Refinancing activity spurred by the low interest rate environment has slowed considerably during the current year with a corresponding drop in fee income. In addition, the Company has originated $2.7 million in long-term single-family mortgage loans for its own portfolio during the current year instead of selling such loans in the secondary market. During the second quarter of 2003, the Company sold 3,000 shares of FHLMC stock with a cost basis of approximately $2,950 and realized a gain of $158,600. There were no investment sales during the nine month period ended June 30, 2004. The Company continues to hold 8,154 shares of FHLMC stock in its investment portfolio.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE. Non-interest expense decreased by $21,000 to $289,500 for the three month period ended June 30, 2004 from $310,500 for the comparable quarter in 2003. Non-interest expense decreased by $88,350 to $849,200 for the nine month period ended June 30, 2004 from $937,550 for the same period a year earlier. The only significant change during the current quarter was in other operating expense which decreased by $19,200 from 2003 to 2004 with decreases in loan processing expense, legal expense, and office supplies being the primary categories contributing to the decline. Only two categories of expense, compensation and related benefits and REO provisions and expense, changed significantly between the nine month periods ended June 30, 2004 and 2003. Compensation and related benefits decreased from $518,550 during the nine months ended June 30, 2003 to $475,900 during the most recent nine month period. The decrease in compensation and benefits occurred primarily because of a reduction in retirement plan expense associated with the final funding of the Association's employee stock option plan during 2003. Expenses associated with real estate owned totaled $43,100 for the nine month period ended June 30, 2003 as compared to expense of $15,350 for the nine month period ended June 30, 2004. The Company's foreclosure cost is directly related to the number of properties managed. During 2003, the Company managed up to thirteen foreclosed properties while in the first nine months of 2004, only four properties have required foreclosure and currently the Company has no foreclosed properties on hand.

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

During the nine month period ended June 30, 2004, cash and cash equivalents, a significant source of liquidity, decreased by approximately $6.9 million. Net loan originations of approximately $7.0 million were the primary use of cash during the nine month period. The purchase of bank owned life insurance also utilized $1.0 million in cash during the period. Proceeds from the Company's operations contributed $701,350 in cash during the nine month period. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2003 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since September 30, 2003. The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

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

Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Association does not typcially separately identify individual residential loans for impairment disclosures.

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

                          WAKE FOREST BANCSHARES, INC.
                                  JUNE 30, 2004


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

                  None

        Item 5.   Other Information

                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  a) The Company filed a Form 8-K on April 20, 2004 to disclose its second quarter earnings.

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

Dated   August 11, 2004                      By:    s/s Robert C. White
      -----------------                             ----------------------------
                                                    Robert C. White
                                                    Chief Executive Officer and
                                                    Chief Financial Officer