Form 10KSB
period 2004-09-30
WAKE FOREST BANCSHARES INC
filed 2004-12-23
CIK 1085175

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2004

                        Commission File Number: 000-25999

                          WAKE FOREST BANCSHARES, INC.
                 (Name of small business issuer in its charter)

                UNITED STATES                            56-2131079
       (State or other jurisdiction of                 (IRS Employer
              Incorporation)                         Identification No.)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. |X|

         The revenues for the issuer's fiscal year ended September 30, 2004 were $4,946,400.

         The issuer had 1,154,676 shares of common stock outstanding as of December 8, 2004. The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 08, 2004 was $11,171,000.

         Transitional Small Business Disclosure Format (check one):
Yes |_|    No |X|

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 2004 are incorporated by reference into Parts I and II of this Form 10-KSB.

         Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

PART I

         FORWARD LOOKING STATEMENTS..............................................................................3
         ITEM 2.      Description of Business...................................................................30
         ITEM 3.      Legal Proceedings.........................................................................30
         ITEM 4.      Submission of Matters to a Vote of Security Holders.......................................30

PART II

         ITEM 5.      Market for Common Equity and Related Stockholder Matters..................................30
         ITEM 6.      Management's Discussion and Analysis or Plan of Operation.................................31
         ITEM 7.      Financial Statements......................................................................31
         ITEM 8.      Changes In and Disagreements With Accountants on Accounting
                      and Financial Disclosure..................................................................32
         ITEM 8A.     Controls and Procedures...................................................................32
         ITEM 8B      Other Information.........................................................................32

PART III

         ITEM 9.      Directors, Executive Officers, Promoters and Control Persons, Compliance
                      With Section 16(a) of the Exchange Act....................................................32
         ITEM 10.     Executive Compensation....................................................................32
         ITEM 11.     Security Ownership of Certain Beneficial Owners and Management
                      and Related Stockholder Matters...........................................................32
         ITEM 12.     Certain Relationships and Related Transactions............................................32
         ITEM 13.     Exhibits..................................................................................33
         ITEM 14.     Principal Accountant Fees and Services....................................................34



SIGNATURES

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Wake Forest Bancshares, Inc. is a federally-chartered stock holding company for Wake Forest Federal Savings & Loan Association (the "Association"), a federally-chartered stock savings and loan association which conducts business from its one office located in Wake Forest, North Carolina. The office is located in Wake County, North Carolina. The Company was formed on May 7, 1999 pursuant to an Agreement and Plan of Reorganization whereby the Company exchanged its common stock for all outstanding common stock of the Association. The Company is a majority-owned subsidiary of Wake Forest Bancorp, M.H.C., a federal mutual holding company (the "MHC"). The Association was founded in 1922 as a building and loan association. In 1982, the Association converted from a North Carolina chartered mutual savings and loan association to a federally-chartered mutual savings and loan association. During fiscal year 1996, the Association converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association. The Association is the Company's sole subsidiary. The Association's deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At September 30, 2004, the Company had total assets of $87.7 million, total deposits of $69.9 million and total stockholders' equity of $16.4 million.

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

         The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and interest expense on its interest-bearing liabilities, such as deposits. The Association also generates non-interest income such as service charges and other account fees, fees from sale of loans in the secondary market, and gains from sale of investments. The Association's non-interest expenses primarily consist of compensation and benefits, occupancy expenses, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at September 30, 2004. See "Regulation -- Federal Banking Regulation -- Capital Requirements."

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

         The Reorganization was treated in a similar manner to a pooling of interests for accounting purposes. Therefore, the consolidated capitalization, assets, liabilities, income and expenses of the Company immediately following the Reorganization were substantially the same as those of the Association immediately prior to consummation of the Reorganization, all of which were shown on the Company's books at their historical recorded values.

MARKET AREA AND COMPETITION

         The Association is a community-oriented savings institution which primarily gathers deposits and originates one- to four-family residential mortgage loans and construction loans within its market area. The Association's market area for deposit gathering and lending is concentrated in northern Wake County and southern Franklin County, North Carolina.

         The Association's market area has benefited from its close proximity to the "Research Triangle Park" which includes the cities of Chapel Hill, Durham and Raleigh. The commuting distance from the Research Triangle Park to the town of Wake Forest is approximately 15 miles. While most of the commercial development within the Research Triangle Park has been in Durham County, most of the residential development for the employees of the Research Triangle Park has taken place in Wake County. Northern Wake County is expected to benefit from the continued expansion of this area. Access to the Research Triangle Park is excellent due to the proximity of Interstate 540, which is just south of Wake Forest. The driving time between Wake Forest and the Research Triangle Park is about 20 minutes.

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

         The population of the Association's market area has grown rapidly during the last decade and is expected to continue its growth over the next ten years. Based on information provided by the Economic Development Program of the Wake Forest Chamber of Commerce, the town of Wake Forest's population was 5,832 in 1990 and doubled in size to 12,550 by 2000. In 2004, the population is estimated to be approximately 16,000. This data also states that the population within a five mile radius of Wake Forest was 24,623 in 2000. Residential households totaled 13,107 within a five mile radius of Wake Forest in 2002.

         The Association faces substantial competition for both the deposits it accepts and the loans it makes. Located within the Wake Forest area are branch offices of eight other depository institutions, six of which are commercial banks and two are large credit unions. The Association also encounters significant competition for deposits from commercial banks, savings banks, savings and loan associations and credit unions located in the Raleigh-Durham area. Due to the Association's size relative to its competitors, the Association offers a more limited product line, with an emphasis on product delivery and customer service. The Association competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. The Association, as well as its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities' actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than the Association, but which have not generally engaged in lending activities in the Association's market area in the past. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "Regulation."

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

                                                                            At September 30,
                                                           --------------------------------------------------
                                                                     2004                       2003
                                                           ------------------------     ---------------------
                                                                            % of                      % of
                                                            Amount         Total        Amount         Total
                                                           -------         ------       -------        ------
                                                                       (Dollars in Thousands)
Type of loans:
      One- to four-family residential                      $22,307        28.15%        $19,054         28.43%
      Multi-family residential                                 677         0.85             537          0.80
      Commercial real estate                                14,232        17.96          13,171         19.65
      Land                                                  12,412        15.66          14,864         22.18
      Commercial construction                                  600         0.76           2,420          3.61
      Residential construction                              43,030        54.30          28,554         42.61
      Equity line mortgages                                  2,266         2.86           1,729          2.58
      Savings Account                                           90         0.11             108          0.16
                                                           -------       ------         -------        ------
                                                            95,614       120.66%         80,437        120.03%
                                                           -------       ------         -------        ------
Less:
      Deferred loan fees                                       116         0.15%             98          0.15%
      Undisbursed portion of
        loans in process                                    15,527        19.60          12,683         18.93
      Allowance for loan losses                                730         0.91             640          0.95
                                                           -------       ------         -------        ------
                                                            16,373        20.66          13,421         20.03
                                                           -------       ------         -------        ------

           Total loans receivable, net                     $79,241       100.00%        $67,016        100.00%
                                                           =======       ======         =======        ======





         Loan Maturity. The following table shows the contractual maturity of the Association's loans at September 30, 2004. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $37.4 million and $45.9 million for the years ended September 30, 2004 and 2003, respectively.

                                                                   At September 30, 2004
                           -------------------------------------------------------------------------------------------------------
                           Residential Residential Commercial                                        Equity    Savings
                               1-4       Multi-       Real                Commercial  Residential     Line     Account
                             Family      family      Estate      Land    Construction Construction  Mortgages   Loans       Total
                           ----------  -----------  ---------  --------- ------------ ------------  ---------  ---------  --------
Contractual maturity:                                               (In Thousands)
  One year or less         $  3,166    $      -     $      -   $  2,421   $    600      $43,030     $      -   $     69   $ 49,286
                           --------    --------     --------   --------   --------      --------    --------   ---------  --------
   After one year:
      1 to 3 years            9,885           -          482      6,274          -             -           -         21     16,662
      3 to 5 years            3,269           -        2,234      1,059          -             -           -          -      6,562
      5 to 10 years             339           -          649      1,346          -             -         595          -      2,929
      10 to 20 years          2,312           -        6,665      1,312          -             -       1,671          -     11,960
      Over 20 years           3,336         677        4,202          -          -             -           -          -      8,215
                           --------    --------     --------   --------   --------      --------    --------   --------   --------
Total after one year         19,141         677       14,232      9,991          -             -       2,266         21     46,328
                           --------    --------     --------   --------   --------      --------    --------   --------   --------
Total amount due             22,307         677       14,232     12,412        600        43,030       2,266         90     95,614
Undisbursed loans                 -           -            -          -          -       (15,527)          -          -    (15,527)
                           --------    --------     --------   --------   --------      --------    --------   --------   --------
Loans outstanding          $ 22,307    $    677     $ 14,232   $ 12,412   $    600      $ 27,503    $  2,266   $     90   $ 80,087
                           ========    ========     ========   ========   ========      ========    ========   ========   ========


------------------

         The following table sets forth the dollar amounts in each loan category at September 30, 2004 that are contractually due after September 30, 2005, and whether such loans have fixed interest rates or adjustable interest rates.


                                                Due After September 30, 2005
                                             ----------------------------------
                                              Fixed      Adjustable
                                              Rates         Rates        Total
                                             -------     -----------    -------
                                                   (Dollars in Thousands)
One-to-four family residential               $ 4,185       $14,956      $19,141
Multi-family residential                         677             -          677
Commercial real estate                           456        13,776       14,232
Land                                               3         9,988        9,991
Commercial construction                            -             -            -
Residential construction                           -             -            -
Equity line mortgages                              -         2,266        2,266
Savings account loans                             21             -           21
                                             -------       -------      -------
                                             $ 5,342       $40,986      $46,328
                                             =======       =======      =======


         Origination, Purchase, Sale and Servicing of Loans. The Association's lending activities are conducted through its office in Wake Forest, North Carolina. The Association originates both adjustable-rate mortgage loans and fixed-rate mortgage loans. Adjustable-rate mortgage loans and fixed-rate mortgage loans carry maximum amortizations of 30 years. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. The Association currently holds for its portfolio all the adjustable rate loans it originates. The Association has a correspondent lending program with a large national mortgage company and sells a portion of its longer-term fixed rate residential mortgage loans in the secondary market. Loans sold through the program are sold servicing released and typically will be 15 and 30 year fixed rate loans. The Association does not service loans for others and has no current plans to begin such activities. From time to time, the Association purchases participations in mortgage loans originated by other institutions or affordable housing consortiums. The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Association's underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors.

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

         At September 30, 2004, the Association's total loans were $79.2 million, of which $22.3 million, or 28.15% were one-to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 19.28%, or $4.3 million, were fixed-rate loans and 80.72%, or $18.0 million, were adjustable-rate loans. The Association offers three, five and seven year balloon loans, which are either called or modified based on the Association's interest rates currently in effect at the balloon date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the balloon date and the rate is adjusted to the Association's current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations throughout this document, such loans are considered to be adjustable. Such loans involve risks similar to more traditional adjustable rate loans because the Association modifies the loan documents at the end of the three, five and seven year terms to adjust for rates currently offered by the Association for similar loans being originated on such dates. The loans are not generally underwritten again at modification unless the Association is aware of collateral or ability-to-pay issues.

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

         Construction Lending. The Association originates loans for construction to local real estate contractors in its market area, generally with whom it has an established relationship and to individuals for construction of one- to four-family residences. The Association's construction loans primarily have been made to finance the construction of one- to four-family residential properties which will generally be owner-occupied. These loans are generally indexed to Prime with maturities of six to nine months, and allow for extensions with Board approval. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property or the cost of construction, whichever is less, for construction of one- to four-family residences. All construction loans are subject to the limitation on loans-to-one-borrower and the Association considers the location of the proposed construction in order to avoid over-concentration in a single area. Prior to making a commitment to fund a construction loan, the Association requires an independent appraisal of the property by a state-certified appraiser if the requested amount exceeds $125,000. The Association's Chairman of the Board generally inspects each project at the commencement of construction and throughout the term of the construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant based upon a percentage of completion. At September 30, 2004, the Association had $27.5 million (net of undisbursed loan funds of $15.5 million) of residential construction loans which amounted to 34.71%, of the Association's net loans outstanding. The largest residential construction loan in the Association's portfolio at September 30, 2004 was $848,000, is secured by a single family residence under construction and is performing according to its terms.

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

         The Association makes construction loans to local builders on either a pre-sold or speculative (unsold) basis. However, the Association generally limits the number of unsold homes under construction by its builders, with the amount dependent on the reputation of the builder, the present exposure of the builder, the location of the property, the size of the loan and prior sales of homes in the development. The Association estimates that approximately 60% of its construction loans to builders are on a speculative basis.

         The Association also originates construction loans on commercial properties. The underwriting requirements are similar to those required for construction loans on residential properties. However, the loan to value may not exceed 75% of the property's appraised value, certain debt service and income ratios are considered, and financial projections and business plans are reviewed. At September 30, 2004, the Association had one commercial construction loan amounting to $600,000 (net of undisbursed loan funds of $-0-) which amounted to 0.76% of the Association's net loans outstanding. The loan is secured by a partially completed church facility, and is performing according to its terms.

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

         Commercial Real Estate Mortgage Lending. The Association originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings, located in the Association's market area as well as a significant number of church loans. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property and (ii) the Association's current loans-to-one-borrower limit. These loans are generally originated with amortization periods of up to 30 years with (i) a three, five or seven year balloon, or (ii) prime based loans. The Association's underwriting standards and procedures for these loans are similar to those applicable to its construction lending, whereby the Association considers factors such as the borrower's expertise, credit history and profitability. At September 30, 2004, the Association's commercial real estate mortgage portfolio was $14.2 million, or 17.96% of total loans outstanding. The largest commercial real estate loan in the Association's portfolio at September 30, 2004 was $1.7 million and is secured by a local church.

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

         Equity Lines and Commercial Lines of Credit. The Association originates equity line loans on one- to four- residential properties and line of credit loans on commercial real estate and residential land. The Association's underwriting policies require that equity line loans on one to four- residential properties be secured by real estate where the Association may or may not have the first mortgage on the property. The equity line loans on one-to four-residential properties may be made in amounts up to 80% of the appraised value or adjusted tax value of the property, and take into consideration any outstanding first mortgage liens in determining the loan-to-value ratio. Equity line loans are originated at Prime plus 1% and adjust for changes in prime thereafter on the first day of the month following a change in Prime. The terms on the equity line loans on one- to four- residential properties are for a period of 15 years. At September 30, 2004, the Association's equity line portfolio was $2.3 million, or 2.86% of total loans outstanding.

         The risks associated with equity line loans on one- to four-residential properties are generally similar to the risks associated with other forms of single-family residential lending due to the loan-to value limits placed on such loans. The lines are revolving and may or may not be fully disbursed at any given time.

         The Association's underwriting policies require that commercial lines of credit be secured by real estate where the Association has a first mortgage position. Commercial lines of credit are made in amounts up to 75% of the appraised value of developed real estate or 65% of the appraised value of undeveloped land. Commercial lines of credit are made with terms of between 3 and 30 years at generally prime plus 1%, with adjustments to Prime made on the first day of the month following a change in Prime. The risks associated with lines of credit on real estate is substantially the same as the risks described above on the Association's other forms of commercial real estate lending.

         Other Mortgage Lending. The Association also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for speculative purposes and a minor amount of farm land. Multi-family loans generally consist of residential properties with more than four units, typically apartment complexes, in which the Association has a participating interest through an affordable housing consortium. The Association does not solicit such loans which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers or to fulfill commitments to affordable housing consortiums. At September 30, 2004, the Association's total land loan portfolio was $12.4 million or 15.66% of total loans outstanding and its multi-family loan portfolio was $676,600 or 0.85% of total loans outstanding.

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

         Savings Account Loans. The Association offers loans secured by savings accounts at the Association. Interest rates charged on such loans are set at competitive rates, taking into consideration the amount and term of the loan and are available in amounts up to 95% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Association's Board of Directors. At September 30, 2004, the Association's savings account loan portfolio totaled $90,150 or 0.11% of total loans outstanding.

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

                                                          At or For the Year
                                                         Ended September 30,
                                                       ------------------------
                                                         2004             2003
                                                       ---------        -------
                                                          (Dollars in Thousands)

Nonaccrual loans                                       $   1,491        $   247
Accruing loans past due 90 days or more:
     Single family, one-to-four units                          -              -
                                                       ---------        -------
Total non-performing loans                             $   1,491        $   247
                                                       =========        =======
Allowance for loan losses                              $     730        $   640
                                                       =========        =======
Real estate owned, net                                 $       -        $   443
                                                       =========        =======

Ratios:
     Non-accrual loans to total loans                       1.86%          0.37%
     Non-performing loans to total loans                    1.86%          0.37%
     Non-performing loans and real estate
       owned to total assets                                1.70%          0.81%
     Allowance for loan losses to:
       Non-accrual loans                                   48.99%        259.11%
       Non-performing loans                                48.99%        259.11%
       Total loans                                          0.91%          0.95%

Contractual interest income that would have
  been recognized on nonaccrual loans                  $      44        $    17
Actual interest income recognized                              -              -
                                                       ---------        -------
Interest income not recognized                         $      44        $    17
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

         The Association's management reviews and classifies the Association's assets quarterly and reports the results to the Association's Board of Directors on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. The Association had $1,491,000 of assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2004. The only asset classified at September 30, 2004 consisted of one commercial loan collateralized by two convenience stores and an adjacent tract of land. The borrower filed for Chapter 11 bankruptcy after the Company started foreclosure proceedings in the spring of 2004. However, the Bankruptcy Court has recently released the property from the bankruptcy action and the property is expected to be sold as a part of a foreclosure sale during the first quarter of 2005. At this time, the Company has placed the loan on non-accrual status but does not expect to incur a loss on its ultimate collection. The loan has a current loan-to-value ratio of approximately 65% based upon the latest appraisal of the collateral property. The Association had $689,850 of assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2003.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies. At September 30, 2004, the Association's allowance for loan losses was $730,400, or 0.91% of total loans, as compared to $640,400 or 0.95%, at September 30, 2003. The Association had non-performing loans of $1,491,000 and $247,200 at September 30, 2004 and September 30, 2003, respectively. The Association provided $90,000 in additional loan loss provisions during 2004. During the current year, the Association did not charge-off any loans. The Association provided $215,000 in additional loan loss provisions during 2003 and charged off $37,850 in loans during that period. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         Real Estate Owned. Property acquired by the Association as a result of foreclosure on a mortgage loan is classified as real estate owned and is initially recorded at the fair value of the property at the date of acquisition, establishing a new cost basis with any resulting write-down charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established if the cost of a property exceeds its current fair value less estimated sales costs. The Association obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Association will generally reassess the value of real estate owned at least quarterly thereafter. During the current year, the Association reported gains on sale of foreclosed properties of $30,750 and incurred $15,800 in foreclosure related expenses and losses on the sale of REO. During 2003, the Association incurred foreclosure related expense and losses from the sale of REO amounting to $60,850. The policy for loans secured by real estate, which comprise the bulk of the Association's portfolio, is to establish loss reserves in accordance with the Association's asset classification process, based on GAAP. At September 30, 2004, the Association did not have any REO properties outstanding.

         The following table sets forth activity in the Association's allowance for loan losses and the allowance for losses on real estate owned at or for the periods indicated.


                                                               For the Year Ended September 30,
                                                               --------------------------------
                                                                      2004         2003
                                                                      ----         -----
                                                                     (Dollars In Thousands)
ALLOWANCE FOR LOAN LOSSES:
     Balance at beginning of year                                     $ 640        $ 463
     Provision for loan losses                                           90          215
     Charge-offs                                                          -          (38)
     Recoveries                                                           -            -
                                                                      -----        -----
     Balance at end of year                                           $ 730        $ 640
                                                                      =====        =====
     Ratio of net charge-offs to average loans outstanding             0.00%        0.05%
                                                                      =====        =====

ALLOWANCE FOR LOSSES ON REAL ESTATE OWNED:
     Balance at beginning of year                                     $  77        $ 128
     Provision for loan losses                                            -            3
     Charge-offs                                                        (77)         (54)
     Recoveries                                                           -            -
                                                                      -----        -----
     Balance at end of year                                           $   -        $  77
                                                                      =====        =====



         Accrued interest receivable on accruing loans past due by 90 days or more amounted to $-0- at both September 30, 2004 and 2003.

         The following table sets forth the Association's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.


                                                                                At September 30,
                                      ---------------------------------------------------------------------------------------------
                                                           2004                                             2003
                                      -------------------------------------------       -------------------------------------------
                                                                     Percent of                                        Percent of
                                                    Percent of        Loans in                        Percent of        Loans in
                                                     Allowance          Each                          Allowance           Each
                                       Allowance     to Total       Category to          Allowance     to Total       Category to
                                        Amount       Allowance      Total Loans           Amount      Allowance       Total Loans
                                      ------------ --------------   -------------       -----------  -------------    -------------
                                                                          (Dollars in Thousands)
Mortgage loans:
    One-to-four family residential         $120          16.44%         27.75%               $100         15.63%           28.02%
    Multi-family residential                  5           0.68           0.85                   5          0.78             0.79
    Commercial real estate                  120          16.44          17.80                 110         17.19            19.47
    Land                                    115          15.75          15.52                 120         18.75            21.97
    Commercial construction                  10           1.37           0.75                  20          3.13             3.58
    Residential construction                350          47.95          34.39                 275         42.97            23.46
    Equity line mortgages                    10           1.37           2.83                  10          1.56             2.55
                                           ----         ------         ------                ----        ------           ------
Total mortgage loans                        730         100.00          99.89                 640        100.00            99.84
Savings account loans                         -              -           0.13                   -             -             0.16
                                           ----         ------         ------                ----        ------           ------
Total allowance for loan losses            $730         100.00%        100.02%               $640        100.00%          100.00%
                                           ====         ======         ======                ====        ======           ======



INVESTMENT ACTIVITIES

         The Association's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies, certificates of deposit of insured banks and savings institutions, federal funds, and overnight deposits at the Federal Home Loan Bank. At September 30, 2004, the Association held: FHLMC stock with an amortized cost of $8,000 and a current market value of $531,950 and Federal Home Loan Bank stock with a cost and market value of $213,800. At September 30, 2004, the Association held $5.5 million in investments, including short-term interest earning deposits.

         The following table sets forth activity in the Association's investments portfolio for the periods indicated:

                                                         For the Year Ended
                                                             September 30
                                                       ------------------------
                                                         2004            2003
                                                       --------         -------
                                                             (In Thousands)

Amortized cost at beginning of period                  $ 15,962         $ 14,718
Purchases/(Maturities or Sales), net                    (11,019)           1,244
Premium and discount amortization, net                        -                -
                                                       --------         --------
Amortized cost at end of period                           4,943           15,962
Net unrealized gain (1)                                     524              419
                                                       --------         --------
Total securities, net                                  $  5,467         $ 16,381
                                                       ========         ========


(1) The net unrealized gain at September 30, 2004 and 2003 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Association's securities portfolio to the "Carrying Cost," as reflected in the Statements of Financial Condition.

         Amortized cost and fair value of the Association's investments at the dates indicated are as follows:


                                                                        At September 30,
                                          ----------------------------------------------------------------------
                                                            2004                                  2003
                                                ---------------------------          ---------------------------
                                                Amortized                            Amortized
                                                   Cost          Fair Value             Cost          Fair Value
                                                ---------        ----------          ---------        ----------
                                                                          (In Thousands)
Held to maturity:
     Other debt securities                       $     -          $     -              $     -           $     -
                                                 -------          -------              -------           -------
       Total held to maturity                          -                -                    -                 -
                                                 -------          -------              -------           -------
Available-for-Sale:
     Debt securities                                   -                -                    -                 -
     Equity securities (1)                             8              532                    8               427
                                                 -------          -------              -------           -------
       Total available-for-sale                        8              532                    8               427
                                                 -------          -------              -------           -------
Short-term certificates of deposit                   783              783                1,090             1,090
FHLB Overnight deposits                            3,938            3,938               14,638            14,638
                                                 -------          -------              -------           -------
Federal Home Loan Bank Stock                         214              214                  226               226
                                                 -------          -------              -------           -------
       Total investments, net (2)                $ 4,943          $ 5,467              $15,962           $16,381
                                                 =======          =======              =======           =======


(1)      Equity securities consist of FHLMC common stock.

(2) The difference between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2004 and 2003 on available for sale securities in accordance with SFAS No. 115.

SOURCES OF FUNDS

         General. Deposits, loan and security repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending and for other general purposes.

         Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of regular (passbook) savings accounts, NOW accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. Certificates of deposit are offered with maturities of up to 60 months. At September 30, 2004, the Association's core deposits (which the Association considers to consist of NOW accounts, money market deposit accounts and regular savings accounts) constituted 28.91% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas located near its office location. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association does not use brokers to obtain deposits.

         The following table presents the deposit activity of the Association for the periods indicated.

                                              For The Year Ended September 30,
                                              --------------------------------
                                                 2004                 2003
                                               --------             --------
                                                      (In Thousands)
Total deposits at beginning of period          $ 68,840             $ 76,768
Net (decrease) before interest credited            (537)              (9,942)
Interest credited                                 1,588                2,014
                                               --------             --------
Total deposits at end of period                $ 69,891             $ 68,840
                                               ========             ========


      At September 30, 2004, the Association had $19.7 million in Jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:

                                                                     Weighted
                                                Amount             Average Rate
                                                ------             ------------
                                                    (Dollars in Thousands)
Maturity Period:
      Within three months                       $ 2,376                2.80%
      After three but within six months           3,481                3.31
      After six but within twelve months          8,142                4.41
      After twelve months                         5,680                4.30
                                                -------
         Total                                  $19,679                3.99%
                                                =======



         The distribution of the Association's deposits and the related weighted average interest rates are as follows:


                                                                    At September 30,
                                   -------------------------------------------------------------------------------------
                                                      2004                                       2003
                                   --------------------------------------     ------------------------------------------
                                                  Percent      Weighted                       Percent        Weighted
                                                 of Total      Average                        of Total       Average
                                     Amount      Deposits        Rate           Amount        Deposits         Rate
                                   -----------  ------------  -----------     ------------  -------------  -------------
                                                                    (Dollars in Thousands)
Passbook accounts                     $ 3,098         4.43%       0.85%          $ 3,063            4.45%       0.40%
MMDA accounts                          14,155        20.25%       1.90%           12,877           18.71%       1.04%
NOW accounts                            1,929         2.76%       0.25%            1,584            2.30%       0.25%
Noninterest-bearing accounts            1,022         1.46%       0.00%              877            1.27%       0.00%
Certificate accounts                   49,687        71.09%       3.47%           50,439           73.27%       3.73%
                                      -------       ------                       -------          ------
     Totals                           $69,891       100.00%       2.88%          $68,840          100.00%       2.94%
                                      =======       ======                       =======          ======


         The following table presents the amount of certificate accounts outstanding by maturity date at the dates indicated:

                                  September 30,
                         ------------------------------
 Maturity Period           2004                  2003
-----------------        -------               -------
                            Dollars in Thousands
    2004                $     -                $25,350
    2005                 33,419                 16,695
    2006                  8,573                  3,559
    2007                  3,391                  2,868
    2008                  2,408                  1,967
    2009                  1,896                      -
                        -------                -------
                        $49,687                $50,439
                        =======                =======

         Borrowings. The Association historically has not used borrowings as a source of funds. However, the Association may obtain advances from the Federal Home Loan Bank as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Association's mortgage loans and secondarily by the Association's investment in capital stock of the Federal Home Loan Bank. See "Regulation--Federal Banking Regulation--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the Federal Home Loan Bank. At September 30, 2004, neither the Company nor the Association had any borrowings outstanding.

PERSONNEL

         As of September 30, 2004, the Company had no employees who were compensated through the Company.

         As of September 30, 2004, the Association had 10 employees, nine of which were full-time employees. In the last three years, the Association has experienced a low turnover rate among its employees and, as of September 30, 2004, all 10 of the Association's employees had been with the Association for more than 5 years and 6 had been with the Association more than 10 years. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good. See Part III, Item 10 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Association's employees.

REGULATION

GENERAL

         The Company and the MHC are regulated as savings and loan holding companies by the OTS. The Association, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS. The Association must file reports with the OTS concerning its activities and financial condition. The Company and the MHC are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. The Company is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

GRAMM-LEACH-BLILEY ACT

         On November 12, 1999, President William J. Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLB Act"). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on the Company, the MHC, and the Association where relevant, is discussed throughout the regulation section below.

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

         The Association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Association met the QTL test at September 30, 2004, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.

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

         Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses, as defined, is includable in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         At September 30, 2004, the Association met each of its capital requirements.

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

         Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempts certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

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

         Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

         o  well-capitalized;

         o  adequately capitalized;

         o  undercapitalized; and

         o  critically undercapitalized.

         At September 30, 2004, the Association met the criteria for being considered "well-capitalized."

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

         Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, which is one of the regional FHLBs making up the FHLB System. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by the GLB Act, the FHLB of Atlanta has adopted a capital plan, which is expected to be implemented no earlier than December 2003, and that will change the foregoing minimum stock ownership requirements for Atlanta stock. Under the new capital plan, each member of the FHLB of Atlanta will have to maintain a minimum investment in FHLB of Atlanta stock in an amount estimated to be the sum of (i) an amount (up to a maximum of $25 million) equal to approximately 0.25% of the member's total assets and (ii) 4.5% of the member's outstanding advances, plus 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, plus 8% of any Affordable Multi-Family Participation Program loans purchase from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including the Company and the MHC, directly or indirectly, from acquiring:

         o control as defined under Home Owners' Loan Act ("HOLA") of another savings institution (or a holding company parent) without prior OTS approval;

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

THE SARBANES-OXLEY ACT

         On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes:

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company conducts its business through its sole office, located in Wake Forest, North Carolina, which was renovated in 1995. The Company owns the main office with net book value for property and equipment of $361,400 as of September 30, 2004. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company, the Association and the MHC. However, the Company may consider opening a branch office in the future. In the opinion of management, the Company's main office is adequately covered by insurance.

                                                                 Net Book
                                  Leased or       Date           Value at
                                    Owned       Acquired    September 30, 2004
                                  ---------     --------    -------------------
                                                              (in thousands)
Main Office................         Owned         1961             $342
302 S. Brooks Street
Wake Forest, NC  27587


ITEM 3 LEGAL PROCEEDINGS

         At September 30, 2004, there were no legal proceedings to which the Company was a party or to which any of its property was subject, other than routine litigation that is incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for Company's common equity and related stockholder matters appears under "Common Stock Information" in the Company's 2004 Annual Report to Stockholders, and is incorporated herein by reference.

         Information relating to the payment of dividends by the Company appears under "Common Stock Information" in the Company's 2004 Annual Report to Stockholders, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Company is considered a capital distribution from the Company to the stockholders, including the MHC, its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Company to pay a capital distribution. See Part 1, Item 1--"Description of Business--Regulation--Limitation on Capital Distributions."

         The Association's dividend payout ratios were 26.36% and 29.68% and the equity to asset ratios were 18.29% and 17.15% for years ended September 30, 2004 and 2003, respectively. For all of 2004 and for the first three quarters of 2003, the MHC elected to forego the receipt of its dividends from the Company.

         The following table sets forth the aggregate information of our equity compensation plans in effect as of September 30, 2004.

                                                                                      NUMBER OF SECURITIES
                               NUMBER OF SECURITIES                                  REMAINING AVAILABLE FOR
                                   TO BE ISSUED             WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER EQUITY
                                 UPON EXERCISE OF          EXERCISE PRICE OF           COMPENSATION PLANS
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                   -------------------       -------------------       ------------------------
                                        (A)                       (B)                          (C)
Equity compensation plans
   approved by security
   holders.................                28,265              $      12.75                     14,030

Equity compensation plans
   not approved by
   security holders........                     -                         -                          -
                                   --------------              ------------             --------------


     Total.................                28,265              $      12.75                     14,030(1)
                                   ==============              ============             ==============


-----------------------

(1) Reflects 13,500 shares reserved for future grant under the Company's Option Plan. This also reflects 530 shares reserved for future awards under the Company's Recognition and Retention Plan which are held by the RRP Trust.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required for this item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis" in our 2004 Annual Report to Stockholders.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are incorporated by reference to the indicated pages of our 2004 Annual Report to Stockholders.

                                                                    Page(s) in
                                                                  Annual Report

  o  Independent Auditor's Report.........................................14
  o  Consolidated Statements of Financial Condition,
              September 30, 2004 and 2003.................................15
  o  Consolidated Statements of Income, Years Ended
              September 30, 2004 and 2003.................................16
  o  Consolidated Statements of Stockholders' Equity,
              Years Ended September 30, 2004and 2003...................17-18
  o  Consolidated Statements of Cash Flows,
              Years Ended September 30, 2004 and 2003..................19-20
  o  Notes to Consolidated Financial Statements........................21-34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Management, including the Company's President and Chief Executive Officer and Principal Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Principal Executive and Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

           None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE ACT

         The information relating to directors and executive officers of the Company is incorporated herein by reference to the information in the Company's 2005 Proxy Statement under the headings: "Biographical Information"; "Audit Committee", "Section 16(a) Beneficial Ownership and Reporting Compliance" and "Code of Ethics".

ITEM 10. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to the information in the Company's 2005 Proxy Statement under the headings: "Executive Compensation"; "Stock Options"; "Employment Agreements"; "Director's Compensation"; and "Benefits".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Company's 2005 Proxy Statement under the heading "Security Ownership of Beneficial Owners and Management".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the information in the Company's 2005 Proxy Statement under the headings "Transactions with Certain Related Persons".

ITEM 13. EXHIBITS

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

          10.4(a) Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB for the fiscal year ended September 30, 1999 filed with the SEC on December 28, 1999).

          10.4(b) Amendment No. 1 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4(b) of the Company's Form 10-KSB for the fiscal year ended September 30, 2003 filed with the SEC on December 29, 2003).

          10.4(c) Amendments No. 2 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4(c) of the Company's Form 10-KSB for the fiscal year ended September 30, 2003 filed with the SEC on December 29, 2003).

          10.4(d) Amendment No. 3 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4(d) of the Company's Form 10-KSB for the fiscal year ended September 30, 2003 filed with the SEC on December 29, 2003).

          10.5 Wake Forest Federal Savings & Loan Association 1997 Recognition and Retention Plan (Incorporated by reference to the Company's Form S-8 filed with the SEC on July 27, 1999).

          10.6 Wake Forest Federal Savings & Loan Association 1997 Stock Option Plan (Incorporated by reference to the Company's Form S-8 filed with SEC on July 27, 1999).

          13.1     2004 Annual Report to Stockholders.

          14.1     Code of Ethics.

          21.1 Subsidiaries of the Registrant (Incorporated by reference to Part 1 - "General" and "Reorganization").

          23.1     Independent Auditor's Consent.

          31.1     Rule 13a-14(a) / 15d-14(a) Certifications.

          32.1     Section 1350 Certifications.





ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information relating to the Company's principal accountant fees and services is incorporated by references to the information in the Company's 2005 Proxy Statement under the heading "Principal Accountant Fees and Services".

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           WAKE FOREST BANCSHARES, INC.
                                           (Registrant)


Date: December 20, 2004                   By: /s/ Robert C. White
      ---------------------------             --------------------------------
                                           Robert C. White
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Robert C. White                                        December 20, 2004
 ---------------------------------------------------        ------------------
 Robert C. White                                            Date
 President, Chief Executive Officer and Director
 (Principal Executive and Financial Officer)


 /s/ Howard L. Brown                                        December 20, 2004
 ---------------------------------------------------        ------------------
 Howard L. Brown -Chairman of the Board                     Date
 and Director


 /s/  John D. Lyon                                          December 20, 2004
 --------------------------------------------               ------------------
 John D. Lyon - Director                                    Date


 /s/ Rodney M. Privette                                     December 20, 2004
 ---------------------------------------------------        ------------------
 Rodney M. Privette - Director                              Date


 /s/ Anna O. Sumerlin                                       December 20, 2004
 ---------------------------------------------------        ------------------
 Anna O. Sumerlin - Director                                Date

 /s/ Harold R. Washington                                   December 20, 2004
 --------------------------------------------               -------------------
 Harold R. Washington - Director                            Date


 /s/  R.W. Wilkinson, III                                   December 20, 2004
 ---------------------------------------------------        -------------------
 R.W. Wilkinson, III - Vice-Chairman and Director           Date


 /s/ Leelan A. Woodlief                                     December 20, 2004
 ---------------------------------------------------        -------------------
 Leelan A. Woodlief - Director                              Date


 /s/ William S. Wooten                                      December 20, 2004
 ---------------------------------------------------        -------------------
 William S. Wooten - Director                               Date

                         EXHIBIT INDEX


2.1          Plan of Reorganization                                                                *

3.1          Federal Stock Charter of the Company                                                  *

3.2          Bylaws of the Company                                                                 *

4.3          Common Stock Certificate of the Company                                               *

10.2         Employment Agreement with Robert C. White, President and Chief Executive Officer      +

10.3         Employment Agreement with Billy B. Faulkner, Vice President                           +

10.4(a)      Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association       **

10.4(b)      Amendment No. 1 to the Employee Stock Ownership Plan of Wake Forest Federal           +++
             Savings & Loan Association

10.4(c)      Amendment No. 2 to the Employee Stock Ownership Plan of Wake Forest Federal           +++
             Savings & Loan Association

10.4(d)      Amendment No. 3 to the Employee Stock Ownership Plan of Wake Forest Federal           +++
             Savings & Loan Association

10.5         Wake Forest Federal Savings & Loan Association 1997 Recognition and Retention Plan    ***

10.6         Wake Forest Federal Savings & Loan Association 1997 Stock Option Plan                 ***

13.1         2004 Annual Report to Stockholders                                                    Filed herewith

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

**** Incorporated by reference to the Company's Form S-8 filed with the SEC on July 27, 1999.

+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended September 30, 2002, filed with the SEC on December 26, 2002.

++       Incorporated by reference to Part 1 - "General" and "Reorganization".

+++ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended September 30, 2003, filed with the SEC on December 29, 2003.

                                    CONTENTS


SELECTED CONSOLIDATED FINANCIAL DATA                                                                                 1

-----------------------------------------------------------------------------------------------------------------------

REPORT TO STOCKHOLDERS                                                                                               2

-----------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                                                                            3 - 13

-----------------------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                                                        14

-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated statements of financial condition at September 30, 2004 and 2003                                       15

Consolidated statements of income for years ended September 30, 2004 and 2003                                       16

Consolidated statements of stockholders' equity for the years ended
September 30, 2004 and 2003                                                                                     17 -18

Consolidated statements of cash flows for the years ended
September 30, 2004 and 2003                                                                                    19 - 20
-----------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                     21 - 34

-----------------------------------------------------------------------------------------------------------------------

COMMON STOCK INFORMATION                                                                                            35

-----------------------------------------------------------------------------------------------------------------------

CORPORATE INFORMATION                                                                                               36

-----------------------------------------------------------------------------------------------------------------------


                          WAKE FOREST BANCSHARES, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                 September 30,
                                              --------------------------------------------------------------------------------
                                                     2004           2003             2002            2001            2000
                                              ----------------   ------------    -------------   -------------   -------------
Financial Condition Data:                                                       (In Thousands)
Total assets                                  $        87,650    $    85,674           92,985 $        93,337 $        83,268
Investments (1)                                         5,467         16,381           15,331          16,645           9,607
Loans receivable, net                                  79,241         67,016           75,747          74,632          72,564
Deposits                                               69,891         68,840           76,767          77,221          67,874
Stockholders' equity                                   16,407         15,542           14,840          14,549          14,172


                                                                          Years Ended September 30,
                                              --------------------------------------------------------------------------------
                                                     2004           2003             2002            2001            2000
                                              ----------------   ------------    -------------   -------------   -------------
Operating Data:                                                     (In Thousands, Except Per Share Data)
Interest and dividend income                  $         4,818    $     5,325            6,445    $      7,674    $      6,797
Interest expense                                        1,942          2,325            3,436           4,359           3,326
                                                 -------------   ------------    -------------   -------------   -------------
Net interest income                                     2,876          3,000            3,009           3,315           3,471
Provision for loan losses                                  90            215              144              39              34
Noninterest income                                        129            315              350              79              50
Noninterest expense                                     1,153          1,234            1,497           1,540           1,356
                                                 -------------   ------------    -------------   -------------   -------------
Income before income taxes                              1,762          1,866            1,718           1,815           2,131
Income tax expense                                        673            715              662             676             800
                                                 -------------   ------------    -------------   -------------   -------------
Net income                                    $         1,089    $     1,151            1,056    $      1,139    $      1,331
                                                 =============   ============    =============   =============   =============

Basic earnings per share                      $          0.95           1.01     $       0.92    $       1.00    $       1.15
Diluted earnings per share                               0.94           1.00             0.92            0.99            1.15
Dividends per share                                      0.56           0.52             0.48            0.48            0.48
Dividend payout ratio                                  26.36%         29.68%           52.15%          48.42%          41.87%

Selected Other Data:
Return on average assets (3)                            1.26%          1.30%            1.11%           1.24%           1.71%
Return on average equity (3)                            6.89%          7.57%            7.24%           7.93%           9.64%
Interest rate spread (3)                                2.91%          2.94%            2.57%           2.78%           3.54%
Average equity to average assets (3)                   18.29%         17.15%           15.39%          15.68%          17.74%
Net interest margin (3)                                 3.41%          3.48%            3.24%           3.70%           4.54%
Allowance for loan losses to
  nonperforming loans (2)                              48.99%        259.11%           44.23%          31.61%           0.00%
Nonperforming loans to total loans (2)                  1.86%          0.37%            1.38%           1.35%           0.00%

(1) Includes interest earning deposits and investment securities
(2) Nonperforming loans include mortgage loans delinquent more than 90 days
(3) Average balances are derived from month-end balances

                             REPORT TO STOCKHOLDERS


I am delighted to report that your Company reported earnings of $1.09 million, or $0.94 per diluted share, for our fiscal year ended September 30, 2004. We were particularly pleased that this year's results were accomplished even though several obstacles created less than favorable operating conditions. For the fourth year in a row, revenue generation was hindered by a low interest rate environment. Because the Company maintains loan and investment portfolios which are rate sensitive, the Federal Reserve actions to maintain market interest rates at historically low levels have had a negative impact on our revenue stream. In contrast, the Company's cost of funds has continued to decline at a somewhat slower rate. While the Company's earnings are less likely to experience volatile fluctuations, short term profits tend to be marginalized as a protection against longer term interest rate risk. In addition, inconsistent local economic conditions have lingered for several years now and continue to impact operating results.

The Company declared cash dividends of $0.56 per share for 2004, after having paid dividends of $0.52 per share during the previous year. Because recent federal tax changes now tax our dividends at the same rate as long term capital gains, shareholders benefit from cash dividends in a similar fashion to equities that have relied solely upon capital appreciation. We are able to provide this continuing benefit because the Company is profitable and is in a strong capital position. The Company also reported an efficiency ratio of approximately 40% during 2004, a measure that demonstrates the Company's intention to operate in a prudent and lean manner. The Company's return on assets amounted to 1.26% during the current year, considerably higher than most other community institutions in North Carolina.

The Company's loan portfolio grew by 18% during the current year, with growth in construction lending leading the way. Much of the growth is due to our community's close proximity to Raleigh and the Research Triangle Park. As a result, construction of new homes in the Wake Forest area has continued to expand. Although the refinancing boom has generally run its course after three years of low mortgage rates, housing starts during 2004 in our lending area remained consistently strong due to a mix of new home buyers and other homeowners trading up or down. Assuming favorable economic conditions, the long-term fundamentals for the Wake Forest area continue to be positive and should support continued loan growth. We also intend to remain competitive with our deposit products to ensure that the Company has sufficient liquidity for continued growth and profitability.

The Board of Directors and management's primary commitment is to maximize shareholder value. In addition, we intend to continue to serve our local market as a hometown community-oriented financial institution. We appreciate your investment in Wake Forest Bancshares, Inc. and are grateful for the ongoing opportunity to manage your Company in a safe and sound manner. As always, we encourage your comments and suggestions, and truly appreciate your support and business.

                                          Respectfully,



                                          Robert C. White
                                          President & Chief Executive Officer

WAKE FOREST BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                                     GENERAL

Wake Forest Bancshares, Inc. (the "Company") was formed on May 7, 1999 for the purpose of becoming a savings and loan holding company and had no prior operating history. The Company owns 100% of the stock of Wake Forest Federal Savings & Loan Association ("Wake Forest Federal" or the "Association"). The Association was founded in 1922. The Company in turn is majority owned by Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company.

The formation of the Company had no impact on the operations of the Association or the MHC. The Association continues to operate at the same location, with the same management, and subject to all the rights, obligations and liabilities of the Association which existed immediately prior to the formation of the Company.

The Company conducts no business other than holding stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The principal business of the Association is accepting deposits from the general public and using those deposits and other sources of funds primarily to make loans secured by real estate and, to a lesser extent, other forms of collateral located in the Association's primary market area of Wake and Franklin counties in North Carolina.

Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. The MHC's principal asset consists of 635,000 shares of the Company's common stock. The MHC also is eligible to receive its proportional share of dividends declared and paid by the Company, but has elected to waive the receipt of its quarterly dividends since the first quarter of the 2003 year. Such funds when received are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.2% of the Company.

The MHC's Board of Directors, which is currently the same as the Association's and the Company's Board of Directors, will generally be able to control the outcome of most matters presented to the stockholders of the Company for resolution by vote except for certain matters related to stock compensation plans, a vote regarding conversion of the mutual holding company to stock form, or other matters which require an affirmative vote by the minority stockholders. The Company and the MHC are registered as savings and loan holding companies and are subject to regulation, examination, and supervision by the Office of Thrift Supervision ("OTS").

The Association's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Association's operations are also affected by non-interest income, such as fees from servicing loans, loan sales, customer deposit account service charges, and other sources of revenue. The Association's principal operating expenses, aside from interest expense, consist of compensation and related benefits, federal deposit insurance premiums, office occupancy costs, and other general and administrative expenses.

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position at and for the years ended September 30, 2004 and 2003.

WAKE FOREST BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                               FINANCIAL CONDITION

Total assets increased by $2.0 million during 2004, from $85.7 million at September 30, 2003 to $87.7 million at September 30, 2004. The increase in total assets resulted primarily from a $1.1 million increase in customer deposits during the year and from $801,550 in retained income from current operations. Total investments, including short-term interest-earning deposits, decreased by $10.9 million during 2004. The Association's investment portfolio has been heavily weighted in short term instruments to minimize interest rate risk and to have funds available for growth in our loan portfolio. During 2004, the Company's portfolio of short-term investments was substantially liquidated in order to provide funding for increased loan demand. The investment securities portfolio, which amounted to $745,750 at September 30, 2004, contains available for sale securities with net unrealized gains of $523,950. The net unrealized gains are associated with the Company's investment in Federal Home Loan Mortgage Corporation ("FHLMC") stock.

Net loans receivable increased by approximately $12.2 million during 2004 from $67.0 million at September 30, 2003 to $79.2 million at September 30, 2004. The Association experienced an unusually strong demand for loans during the current year, primarily in the area of construction lending. Because the Association's primary lending area is in close proximity to Raleigh and the Research Triangle Park, population growth and demand for housing has spilled over into surrounding communities such as Wake Forest. In addition to these geographic advantages, low mortgage interest rates and signs of an improving economic outlook helped spur growth in loans in 2004.

Customer deposits increased by $1.1 million during 2004 and totaled $69.9 million at September 30, 2004. The increase in deposits occurred primarily because the Association began to competitively price its deposits once loan demand emerged and excess liquidity in the form of short term interest-earning deposits was reduced. The Association's high level of liquidity had been created by a significant level of mortgage refinancings in the prior year.

The Company had no outstanding borrowings during 2004. The Company has borrowing capacity through the Association's ability to borrow funds from the Federal Home Loan Bank (the "FHLB") of Atlanta. This capacity is currently set at 12% of the Association's total assets, subject to available collateral.

The Company and the Association are both required to meet certain capital requirements as established by the OTS. At September 30, 2004, all capital requirements were met. (See Note 12 to the consolidated financial statements). The Board of Directors of the Company has approved an ongoing stock repurchase program authorizing the Company to repurchase its outstanding common stock, subject to regulatory approval. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purpose as permitted by applicable law. At September 30, 2004, the Company had repurchased 71,391 shares of its common stock for $976,800. The program continues until terminated by the Board of Directors.

WAKE FOREST BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

Returns. The Company's return on average assets was 1.26% and 1.30% and its return on average equity was 6.89% and 7.57% for 2004 and 2003, respectively. The decrease in the returns on average assets and average equity during 2004 was primarily due to a slight reduction in the Company's interest rate spread and a decrease in certain categories of non-interest income during the current year.

Net Income. The Company's net income for the years ended September 30, 2004 and 2003 was $1,088,500 and $1,151,150, respectively. As stated above, net income in 2004 was less than the earnings reported in 2003 primarily due to a slightly lower interest rate spread during the current year combined with a decrease during 2004 in revenue earned from the sale of loans in the secondary market. Higher levels of loss provisions in 2003 when compared to the current year were offset by gains received from the sale of certain investments during the prior year.

Net Interest Income. Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding during the period. Net interest income decreased by $124,550 to $2,875,750 for the year ended September 30, 2004 from $3,000,300 reported in 2003. Net interest income decreased primarily due to a decrease in the Company's interest rate spread, which declined from 2.94% in 2003 to 2.91% in 2004, and was only partially offset by an increase in the volume of net interest-earning assets.

Interest Income. Total interest income decreased to $4.8 million in 2004 from $5.3 million in 2003, a decrease of $507,450. The decline in interest income during 2004 was attributable to a 0.45% drop in the Company's yield on interest earning assets in 2004, partially offset by a $4.6 million increase in the average balance of loans receivable outstanding between 2003 and 2004. The Company's overall yield on interest earning assets was 5.72% in 2004 as compared with 6.17% in 2003.

Interest Expense. Total interest expense decreased from $2.3 million in 2003 to $1.9 million in 2004, a decrease of $382,900. During 2004, the Association's cost of funds decreased from 3.23% in 2003 to 2.81% in 2004, a decrease of 0.42%. The decrease in interest expense from 2003 to 2004 was due primarily to a decrease in the Association cost of funds, which in turn was created by a decline in overall market rates. However, approximately one third of the reduction in interest expense was due to a decline in the volume of interest-bearing deposits between the current year and 2003.

Provision for Loan Losses. The Association provided $90,000 in additional loan loss provisions during 2004. During 2003, the Association provided $215,000 in loan loss provisions. The Association had no loan charge-offs in 2004. During 2003, the Association charged-off $37,850 in loans against the allowance for loan losses. The provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's management believes will be adequate to absorb losses that are estimated to have occurred. Loans are charged-off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. During 2003, the Association incurred a greater number of delinquent accounts and collection issues than that which occurred during 2004, and as a result, provided for a larger loan loss provision during 2003. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. In addition, regulatory examiners may require the Association to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

WAKE FOREST BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

Non-interest Income. Non-interest income amounted to $128,800 and $315,400 in 2004 and 2003, respectively. Non-interest income typically consists of service charges and fees associated with the Association's loan and deposit accounts. However, during 2003, the Association also sold a portion of its Freddie Mac shares for a gain of $158,600. In addition, during 2004 and 2003, the Association received $13,600 and $78,900, respectively, in fee income on the origination and sale of certain long-term fixed rate mortgage loans. Secondary market fee income declined during 2004 because the Association retained a greater number of fixed rate residential loans for its own portfolio. The Association also had gains on the sale of foreclosed assets amounting to $30,750 during the current year.

Non-interest Expense. Non-interest expense consists primarily of operating expenses for compensation and related benefits, occupancy, federal insurance premiums, OTS operating assessments, data processing charges, and costs associated with foreclosed assets. Non-interest expenses amounted to $1,152,950 and $1,234,100 in 2004 and 2003, respectively.

Compensation and related benefits decreased from $704,250 in 2003 to $670,950 in 2004. The decrease in compensation and benefits occurred primarily because the Company's ESOP retirement plan became fully funded during 2003. As a result, plan cost was $45,450 greater in 2003 than during the current year.

Expenses associated with foreclosed assets decreased from $60,850 in 2003 to $15,800 in 2004. The decrease is a direct result of lesser number of foreclosed properties during 2004 in comparison to 2003. Occupancy expense, federal insurance premiums, OTS operating assessments, data processing expense and other operating expense changed nominally from 2003 to 2004. Certain administrative expenses are allocated to the MHC as shown in Note 15 to the Consolidated Financial Statements.

Income Taxes. The Company's effective income tax rate was 38.2% and 38.3% in 2004 and 2003, respectively. The differences in rates were due to changes in the components of permanent tax differences.

                                  ASSET QUALITY

The Company's level of non-performing loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was 1.86% and 0.37% at September 30, 2004 and 2003, respectively. At September 30, 2004, non-performing loans amounted to $1,491,000 and consisted solely of one commercial loan collateralized by two convenience stores and an adjacent tract of land. The borrower filed for Chapter 11 bankruptcy after the Company started foreclosure proceedings in the spring of 2004. However, the Bankruptcy Court has recently released the property from the bankruptcy action and the property is expected to be sold as a part of a foreclosure sale during the first quarter of 2005. At this time, the Company does not expect to incur a loss on the ultimate collection of the loan. The loan has been placed on non-accrual status. The loan has a current loan-to-value ratio of approximately 65% based upon the latest appraisal of the collateral property.

The Company had no loan charge-offs during 2004. The Company believes that it has sufficient loan loss allowances established to cover any loss associated with its loan portfolio. Based on management's analysis of the adequacy of its loan loss allowances, the Association made provisions for loan losses of $90,000 and $215,000 during years ended September 30, 2004 and 2003, respectively. The provision was higher in 2003 primarily because the Association's portfolio experienced a greater number of collection issues and local economic conditions were more questionable during 2003 as compared to 2004. The Company's loan loss allowance was $730,400 and $640,400 at September 30, 2004 and 2003, respectively. The ratio of the Company's loan loss allowance to outstanding loans was 0.91% and 0.95% at September 30, 2004 and 2003, respectively. In addition, at September 30, 2004, the Company did not have any outstanding foreclosed properties.

AVERAGE BALANCES, INTEREST, YIELDS AND COSTS

The following table sets forth certain information relating to the Association's average balance sheets and reflects the average yield on assets and average cost of liabilities at and for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused a material difference in the information presented.

                                                                                      Year Ended September 30,
                                                                            --------------------------------------------
                                                                                                2004
                                                                            --------------------------------------------
                                               At September 30, 2004
                                             --------------------------                                       Average
                                               Actual        Yield/            Average                        Yield/
Assets:                                        Balance        Cost             Balance         Interest        Cost
                                             ------------  ------------     ---------------   ------------  ------------
     Interest-earning assets:
        Interest-earning deposits            $     4,721         1.93%      $        9,939    $       115         1.16%
        Investment securities                        746         3.75%                 453             17         3.75%
        Loans receivable (1)                      79,241         6.06%              73,847          4,686         6.35%
                                             ------------                   ---------------   ------------
     Total interest-earning assets                84,708         5.83%              84,239    $     4,818         5.72%
                                                                                              ------------
     Non-interest-earning assets                   2,942                             2,151
                                             ------------                   ---------------
                     Total                   $    87,650                    $       86,390
                                             ============                   ===============

Liabilities and stockholders' equity:
     Interest-bearing liabilities:
        ESOP debt                            $         -         0.00%      $            -    $         -         0.00%
        Passbook accounts                          3,098         0.85%               3,053             15         0.49%
        NOW & MMDA accounts                       17,106         1.60%              16,200            196         1.21%
        Certificates of deposit                   49,687         3.47%              49,859          1,731         3.47%
                                             ------------                   ---------------   ------------
     Total interest-bearing liabilities           69,891         2.88%              69,112    $     1,942         2.81%
                                                                                              ------------
     Non-interest-bearing liabilities              1,352                             1,475
     Stockholders' equity                         16,407                            15,803
                                             ------------                   ---------------
                     Total                   $    87,650                    $       86,390
                                             ============                   ===============
Net interest income and
     interest rate spread (2)                                    2.95%                        $     2,876         2.91%
                                                                                              ============
Net yield on interest-earning assets (3)                         3.45%                                            3.41%
Ratio of interest-earning assets to
     interest-bearing liabilities                              121.20%                                          121.89%

                                                       Year Ended September 30,
                                             --------------------------------------------
                                                                 2003
                                             --------------------------------------------

                                                                               Average
                                                Average                        Yield/
Assets:                                         Balance        Interest         Cost
                                             --------------   ------------   ------------
     Interest-earning assets:
        Interest-earning deposits            $      16,543    $       210          1.27%
        Investment securities                          489             22          4.50%
        Loans receivable (1)                        69,231          5,093          7.36%
                                             --------------   ------------
     Total interest-earning assets                  86,263    $     5,325          6.17%
                                                              ------------
     Non-interest-earning assets                     2,375
                                             --------------
                     Total                   $      88,638
                                             ==============

Liabilities and stockholders' equity:
     Interest-bearing liabilities:
        ESOP debt                            $           9    $         1          4.39%
        Passbook accounts                            3,358             23          0.68%
        NOW & MMDA accounts                         16,559            172          1.04%
        Certificates of deposit                     52,146          2,129          4.08%
                                             --------------   ------------
     Total interest-bearing liabilities             72,072    $     2,325          3.23%
                                                              ------------
     Non-interest-bearing liabilities                2,658
     Stockholders' equity                           13,908
                                             --------------
                     Total                   $      88,638
                                             ==============
Net interest income and
     interest rate spread (2)                                 $     3,000          2.94%
                                                              ============
Net yield on interest-earning assets (3)                                           3.48%
Ratio of interest-earning assets to
     interest-bearing liabilities                                                119.69%

(1) Balance is net of deferred loan fees and loans in process. Non-accrual loans are included in the balances.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income divided by average interest-earning assets.

                   RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of the Association's interest-earning assets and interest-bearing liabilities. The table distinquishes between (1) changes in net interest income attributable to volume (changes in volume multiplied by the prior period's interest rate), (2) changes in net interest income attributable to rate (changes in interest rates multiplied by the prior period's volume), and (3) mixed changes (changes in volume multiplied by changes in rates).


                                                  Year ended September 30,                       Year ended September 30,
                                                        2004 vs. 2003                                  2003 vs. 2002
                                             Increase (Decrease) Attributable to            Increase (Decrease) Attributable to
                                         -------------------------------------------    -------------------------------------------
                                                                  Rate/                                          Rate/
Assets:                                   Volume      Rate       Volume       Net        Volume      Rate       Volume       Net
                                         ---------   --------   ---------   --------    ---------   --------   ---------   --------
    Interest-earning assets:
       Interest-earning deposits         $    (84)   $   (18)   $      7    $   (95)    $      5    $   (80)   $     (2)   $   (77)
       Investment securities                   (2)        (4)          1         (5)           9        (17)         (4)       (12)
       Loans receivable                       340       (699)        (48)      (407)        (561)      (518)         48     (1,031)
                                         ---------   --------   ---------   --------    ---------   --------   ---------   --------
                    Total                     254       (721)        (40)      (507)        (547)      (615)         42     (1,120)
                                         ---------   --------   ---------   --------    ---------   --------   ---------   --------

Liabilities:
    Interest-bearing liabilities:
       ESOP debt                               (1)         -           -         (1)          (3)         -           1         (2)
       Passbook savings                        (2)        (6)          -         (8)           -        (30)          -        (30)
       NOW & MMDA accounts                     (4)        28           -         24          (20)      (120)          8       (132)
       Certificate of deposit                 (93)      (318)         13       (398)        (290)      (726)         69       (947)
                                         ---------   --------   ---------   --------    ---------   --------   ---------   --------
                    Total                    (100)      (296)         13       (383)        (313)      (876)         78     (1,111)
                                         ---------   --------   ---------   --------    ---------   --------   ---------   --------

    Net interest income                  $    354    $  (425)   $    (53)   $  (124)    $   (234)   $   261    $    (36)   $    (9)
                                         =========   ========   =========   ========    =========   ========   =========   ========

WAKE FOREST BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                         CAPITAL RESOURCES AND LIQUIDITY

The Company declared dividends of $.56 per share during 2004. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment may be subject to dividends received from the Association to the Company, future earnings, cash flows, capital needs, and regulatory restrictions. During 2004, the MHC waived the receipt of its quarterly dividends from the Company. The Board of Directors of the MHC will continue to review the operating needs of the MHC and may elect to waive future dividends.

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities to enhance stockholders' value. More specifically, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, repayments received on loans, borrowings, the sale or maturity of investments, or the ability to raise equity capital.

During the current year, cash decreased by approximately $10.9 million, and amounted to $5.9 million at September 30, 2004. Cash flow resulting from internal operating activities provided increases of $1.1 million in cash during the year ended September 30, 2004. Cash flows from investing activities utilized $12.8 million in cash during the current year, with net loan disbursements of $12.5 million being the primary use of cash. Because of historically low rates, a flat yield curve on shorter term investments, and strong loan demand, the Association was not active in the securities market in 2004.

During 2004, financing activities of the Company generated $821,500 in cash, including net deposit increases of $1.1 million. As a result of robust loan demand which utilized a sizable portion of the Company's liquidity during 2004, the Association aggressively marketed its deposits in the later part of the current year. The Association's ability to generate deposits has historically been sufficient to fund its loan demand and provide for adequate liquidity without the need to access other forms of credit availability. However, the Association has a readily available source of credit through its borrowing capacity at the FHLB of Atlanta, currently equal to 12% of total assets assuming eligible collateral is available. Cash provided by operating and financing activities is used to originate new loans to customers, to maintain the Association's liquid investment portfolios, and to meet short term liquidity requirements.

Given its current liquidity and its ability to borrow from the FHLB of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At September 30, 2004, the Association had outstanding loan commitments amounting to $5,004,000. The undisbursed portion of construction loans amounted to $15,526,450 and unused lines of credit amounted to $3,823,000 at September 30, 2004.

WAKE FOREST BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                         OFF-BALANCE SHEET TRANSACTIONS

The Association evaluates each customer's credit worthiness on a case-by-case basis. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Association upon extension of credit, is based on management's credit evaluation of the customer. Collateral held is the underlying real estate.

                   ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Interest rate risk can have a material market risk impact on the operating results of the Company due to the potential of economic losses associated with future changes in interest rates. These economic losses can be reflected as a loss of future net interest income and/or loss of current fair market values of interest sensitive financial instruments. Interest rate risk is the most significant market risk affecting the Company.

Other types of market risk, such as foreign currency and commodity price risk, do not arise in the normal course of the Company's business activities. In addition, the Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. The Company's asset and liability management objectives are to (i) improve the rate sensitivity of its interest-earning assets in relation to interest-bearing liabilities, and (ii) maintain an appropriate ratio of interest-sensitive assets to interest-sensitive liabilities with comparable maturities. Management realizes certain risks are inherent and that the goal is to minimize interest rate risk. In the absence of other factors, the Company's overall yield on interest-earning assets will increase as will its cost of funds on its interest-bearing liabilities when market rates increase over an extended period of time. Conversely, the Company's yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturities or repricing adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

The Company's "gap" is typically described as the difference between the amounts of such assets and liabilities which reprice within a period of time, typically one to three years. In a declining interest rate environment, the Company's interest earning assets tend to reprice prior to its interest-bearing liabilities over a short period, creating an unfavorable impact on the Company's net interest income. Conversely, an increase in general market rates will tend to positively affect the Company's net interest income over a short period.

In order to minimize the potential effects of adverse material and prolonged increases or decreases in market interest rates on the Company's operations, management has implemented an asset/liability program designed to improve the Company's interest rate gap. The program primarily emphasizes the origination of balloon and other short term loans, or loans with rates which float with Prime such as construction, commercial real estate and home equity loans. The Company generally originates a limited number of long-term fixed rate loans for its own portfolio and will also originate such loans for sale in the secondary market. In addition, the program emphasizes investing in short or intermediate term investment securities, and the solicitation of checking or transaction deposit accounts which are less sensitive to changes in interest rates and can be repriced rapidly. The Board of Directors is responsible for reviewing the Company's asset and liability policies. On a quarterly basis, the Board reviews interest rate risk and trends. Management of the Company is responsible for administering the policies established by the Board with respect to asset and liability goals and strategies.

The following Market Risk Analysis table reflects maturities of interest rate sensitive assets and liabilities over the next five years.

WAKE FOREST BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                                                         WAKE FOREST BANCSHARES, INC.
                                                             MARKET RISK ANALYSIS


                                                            EXPECTED MATURITY DATE
                                ---------------------------------------------------------------------------------------------------

                                                           YEAR ENDED SEPTEMBER 30,
                                ---------------------------------------------------------------------------------------------------

                                                            (DOLLARS IN THOUSANDS)
                                  2005        2006       2007        2008        2009       THEREAFTER      TOTAL       FAIR VALUE
                                --------    --------   --------    --------    --------    -----------    ---------    ------------
Assets:
     Loans-fixed:
       Balance                   $   90       $  44      $   -       $   -       $  38        $ 4,919      $ 5,091        $ 5,070
       Interest rate              4.09%       9.08%      0.00%       0.00%       9.23%          6.25%        6.26%              -

     Loans-variable (1):
       Balance                   54,167       5,754      8,034       2,564       1,886          1,745       74,150         74,411
       Interest rate              5.71%       7.86%      6.80%       6.97%       5.85%          6.14%        6.05%              -

     Investments (2):
       Balance                    5,467           -          -           -           -              -        5,467          5,647
       Interest rate              1.20%           -          -           -           -              -        1.20%              -

Liabilities:
     Deposits (3):
       Balance                   20,205           -          -           -           -              -       20,205         20,205
       Interest rate              1.49%           -          -           -           -              -        1.49%              -

     Deposits-certificates:
       Balance                   33,419       8,573      3,391       2,408       1,896              -       49,687         50,207
       Interest rate              3.30%       3.39%      4.52%       3.59%       4.05%              -        3.44%              -

(1) Maturities of variable rate loans are based on contractual maturity except home equity loans and commercial lines of credit which are based on the next repricing date
(2) Includes interest bearing deposits and investment securities
(3) Includes passbook accounts, NOW accounts and money market accounts

WAKE FOREST BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                          FUTURE REPORTING REQUIREMENTS

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent interest rate lock commitments valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements

In March 2004, the Emerging Issues Task Force ("EITF") released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from "carrying over" or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company's financial position or results of operations.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

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

WAKE FOREST BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual residential loans for impairment disclosures.

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

                     IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in interest rates have a greater impact on the Company's performance than do the effects of inflation. However, the rate of inflation can tend to impact overall market rates, and to that extent, changes in inflation may have a direct impact on the Company's interest rate spread and its operations.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report to Stockholders contains certain forward-looking statements regarding estimated future revenue and expense levels and other business of the Company. Such statements are subject to certain risks and uncertainties including changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment. Undue reliance should not be placed on this information. These estimates are based on the current expectations of management, which may change in the future due to a large number of potential events, including unanticipated future developments. The Company and the Association do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Association.

                                     [LOGO]

                               DIXON HUGHES PLLC
                   Certified Public Accountants and Advisors


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Wake Forest Bancshares, Inc.
Wake Forest, North Carolina


We have audited the accompanying consolidated statements of financial condition of Wake Forest Bancshares, Inc. and Subsidiary as of September 30, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wake Forest Bancshares, Inc. and Subsidiary as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Sanford, North Carolina
October 22, 2004

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2004 AND 2003
------------------------------------------------------------------------------

ASSETS                                                                              2004                  2003
                                                                              -----------------     -----------------
Cash:
  Interest-earning deposits                                                   $      4,721,050      $     15,728,550
  Noninterest-earning deposits                                                       1,130,200             1,013,650
                                                                              -----------------     -----------------
                                                                                     5,851,250            16,742,200
                                                                              -----------------     -----------------
Investment securities (Note 2):
  Available for sale, at market value                                                  531,950               426,850
  FHLB stock, at cost                                                                  213,800               225,900
Loans receivable, net of allowance for loan losses
  of $730,400 in 2004 and $640,400 in 2003 (Note 3)                                 79,241,350            67,015,550
Accrued interest receivable                                                            121,550                93,050
Property and equipment, net (Note 4)                                                   361,400               386,950
Foreclosed assets, net (Note 5)                                                              -               442,650
Bank owned life insurance (Note 6)                                                   1,021,850                     -
Deferred income taxes (Note 11)                                                        223,200               205,650
Prepaid expenses and other assets                                                       83,350               135,300
                                                                              -----------------     -----------------
          Total assets                                                        $     87,649,700      $     85,674,100
                                                                              =================     =================

LIABILITIES AND EQUITY
Liabilities:
  Deposits (Note 7)                                                           $     69,891,450      $     68,839,950
  Accrued interest on deposits                                                          14,850                17,800
  Accounts payable and accrued expenses                                                623,400               620,050
  Dividends payable                                                                     72,050                71,450
  Redeemable common stock held by the ESOP, net of
    unearned ESOP shares (Note 10)                                                     641,250               582,950
                                                                              -----------------     -----------------
          Total liabilities                                                         71,243,000            70,132,200
                                                                              -----------------     -----------------
Commitments and contingencies (Note 14)
Stockholders' Equity (Note 12):
  Preferred stock, authorized 1,000,000 shares, none issued                                  -                     -
  Common stock, $.01 par value, authorized 5,000,000 shares;
    issued 1,221,183 shares in 2004 and 1,216,612 in 2003                               12,200                12,150
  Additional paid-in-capital                                                         5,257,650             5,199,450
  Accumulated other comprehensive income                                               324,900               259,700
  Retained earnings, substantially restricted (Note 12)                             11,788,750            11,045,500
  Common stock in treasury, at cost (71,391 shares in 2004
    and 71,316 shares in 2003)                                                        (976,800)             (974,900)
                                                                              -----------------     -----------------
          Total stockholders' equity                                                16,406,700            15,541,900
                                                                              -----------------     -----------------
                                                                              $     87,649,700      $     85,674,100
                                                                              =================     =================

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                    2004                  2003
                                                                              -----------------     -----------------
Interest and dividend income:
  Loans                                                                       $      4,685,050      $      5,092,450
  Investment securities                                                                 17,150                22,200
  Interest-bearing deposits                                                            115,400               210,400
                                                                              -----------------     -----------------
                                                                                     4,817,600             5,325,050
                                                                              -----------------     -----------------
Interest expense:
  Deposits (Note 7)                                                                  1,941,850             2,324,300
  Borrowings                                                                                 -                   450
                                                                              -----------------     -----------------
                                                                                     1,941,850             2,324,750
                                                                              -----------------     -----------------

Net interest income before provision for loan losses                                 2,875,750             3,000,300
Provision for loan losses (Note 3)                                                     (90,000)             (215,000)
                                                                              -----------------     -----------------
Net interest income after provision for loan losses                                  2,785,750             2,785,300
                                                                              -----------------     -----------------

Noninterest income:
  Service fees and other income                                                         84,450                77,900
  Gain on sale of mortgage loans                                                        13,600                78,900
  Gain on sale of foreclosed assets                                                     30,750                     -
  Gain on sale of investment securities                                                      -               158,600
                                                                              -----------------     -----------------
                                                                                       128,800               315,400
                                                                              -----------------     -----------------
Noninterest expense:
  Compensation and benefits (Notes 8, 9, and 10)                                       670,950               704,250
  Occupancy                                                                             43,800                45,800
  Federal insurance premiums and operating assessments                                  39,850                42,350
  Data processing and outside service fees                                             117,250               113,700
  Foreclosed assets                                                                     15,800                60,850
  Other operating expense                                                              265,300               267,150
                                                                              -----------------     -----------------
                                                                                     1,152,950             1,234,100
                                                                              -----------------     -----------------

Income before income taxes                                                           1,761,600             1,866,600
                                                                              -----------------     -----------------
Income taxes (Note 11):
  Current                                                                              730,600               806,200
  Deferred                                                                             (57,500)              (90,750)
                                                                              -----------------     -----------------
                                                                                       673,100               715,450
                                                                              -----------------     -----------------
          Net income                                                          $      1,088,500      $      1,151,150
                                                                              =================     =================

Basic earnings per share                                                      $           0.95      $           1.01
Diluted earnings per share                                                    $           0.94      $           1.00
Dividends paid per share                                                      $           0.56      $           0.52

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                           Shares of                               Additional
                                                             Common               Common             Paid in
                                                             Stock                Stock              Capital
                                                        -----------------    -----------------   ----------------

Balance at September 30, 2002                                  1,149,140     $         12,150    $     5,062,900
Comprehensive income:
  Net income for 2002                                                                       -                  -
  Net change in unrealized gain on securities                                               -                  -
     Total comprehensive income
Contributions to ESOP (Note 10)                                                             -             16,000
Market value adjustment for redeemable
  common stock held by ESOP                                                                 -            120,550
Cash dividends ($0.52 per share)                                                            -                  -
Exercise of stock options
Acquisition of 3,844 shares of common
  stock for the treasury                                          (3,844)                   -                  -
                                                        -----------------    -----------------   ----------------
Balance at September 30, 2003                                  1,145,296               12,150          5,199,450
Comprehensive income:
  Net income for 2004                                                                       -                  -
  Net change in unrealized gain on securities                                               -                  -
     Total comprehensive income
Market value adjustment for redeemable
  common stock held by ESOP                                                                 -
Cash dividends ($0.56 per share)                                                            -                  -
Exercise of stock options                                          4,571                   50             58,200
Acquisition of 75 shares of common
  stock for the treasury                                             (75)                   -                  -
                                                        -----------------    -----------------   ----------------
Balance at September 30, 2004                                  1,149,792     $         12,200    $     5,257,650
                                                        =================    =================   ================

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2004 AND 2003


         Accumulated
            Other                                         Treasury
        Comprehensive              Retained                Stock
            Income                 Earnings               Acquired                 Total
     ---------------------    -------------------    -------------------     -------------------

     $            379,800     $       10,298,850     $         (913,900)     $       14,839,800

                        -              1,151,150                      -               1,151,150
                 (120,100)                     -                      -                (120,100)
                                                                             -------------------
                                                                                      1,031,050
                                                                             -------------------
                        -                      -                      -                  16,000

                        -                (62,850)                     -                  57,700
                        -               (341,650)                     -                (341,650)


                        -                      -                (61,000)                (61,000)
     ---------------------    -------------------    -------------------     -------------------
                  259,700             11,045,500               (974,900)             15,541,900

                        -              1,088,500                      -               1,088,500
                   65,200                      -                      -                  65,200
                                                                             -------------------
                                                                                      1,153,700
                                                                             -------------------

                        -                (58,300)                     -                 (58,300)
                        -               (286,950)                     -                (286,950)
                                                                                         58,250

                        -                      -                 (1,900)                 (1,900)
     ---------------------    -------------------    -------------------     -------------------
     $            324,900     $       11,788,750     $         (976,800)     $       16,406,700
     =====================    ===================    ===================     ===================

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                   2004                   2003
                                                                             ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                   $       1,088,500      $      1,151,150
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                                                         25,250                26,800
   Provision for loan losses                                                            90,000               215,000
   Provision for loss on foreclosed assets                                                   -                 2,500
   Amortization of unearned ESOP shares                                                      -                29,450
   Gain on sale of investment securities                                                     -              (158,600)
   Gain on sale of foreclosed assets, net                                              (30,750)               (6,450)
   ESOP compensation expense credited to
     paid-in-capital                                                                         -                16,000
   Deferred income taxes                                                               (57,450)              (90,750)
   Increase in cash surrender value of life insurance                                  (21,850)                    -
Loans orignated for sale in the secondary market                                      (775,800)           (3,989,450)
Proceeds from loans sold in the secondary market                                       730,000             3,929,450
Changes in assets and liabilities:
  (Increase) decrease in:
    Accrued interest receivable                                                        (28,500)              (15,700)
    Prepaid expenses and other assets                                                   97,750               (39,600)
Increase (decrease) in:
    Accounts payable and accrued expenses                                                  400                38,250
                                                                             ------------------     -----------------
          Net cash provided by operating activities                                  1,117,550             1,108,050
                                                                             ------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Principal collected on loans                                                        37,420,100            45,852,050
Mortgage loans purchased                                                              (190,000)             (100,000)
Loans originated                                                                   (49,742,000)          (38,549,000)
Proceeds from sale of foreclosed assets                                                682,450             1,299,650
Capital additions to foreclosed assets                                                 (12,950)               (1,700)
Proceeds from sale of available for sale investment securities                               -               161,550
Purchase of bank owned life insurance contracts                                     (1,000,000)                    -
Redemption of FHLB of Atlanta stock                                                     12,100               104,500
Proceeds from disposal of property and equipment                                         2,300                     -
Purchases of property and equipment                                                     (2,000)              (10,050)
                                                                             ------------------     -----------------
          Net cash provided by (used in) investing activities                      (12,830,000)            8,757,000
                                                                             ------------------     -----------------

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                  2004                  2003
                                                                            ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Cash dividends paid                                                         $        (286,350)    $        (408,100)
Principal payments on ESOP note payable                                                     -               (29,450)
Proceeds from stock options exercised                                                  58,250                     -
Purchase of treasury stock                                                             (1,900)              (61,000)
Net increase (decrease) in deposits                                                 1,051,500            (7,927,550)
                                                                            ------------------    ------------------
Net cash provided by (used in) financing activities                                   821,500            (8,426,100)
                                                                            ------------------    ------------------

          Net increase (decrease) in cash                                         (10,890,950)            1,438,950
                                                                            ------------------    ------------------

Cash:
  Beginning                                                                        16,742,200            15,303,250
                                                                            ------------------    ------------------
  Ending                                                                    $       5,851,250     $      16,742,200
                                                                            ==================    ==================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
     Interest                                                               $       1,944,800     $       2,331,300
     Income taxes                                                           $         654,750     $         831,400

Supplemental Schedule of Noncash Investing
 and Financing Activities:
  Fair value of ESOP shares in excess of unearned
    ESOP shares (charged) credited to retained earnings                     $         (58,300)    $         (62,850)
  Change in unrealized gain (loss) on available for sale
     securities, net of tax effect                                          $          65,200     $        (120,100)
  Loans receivable transferred to foreclosed assets                         $         196,100     $       1,313,800

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Wake Forest Bancshares, Inc. (the "Company") is located in Wake Forest, North Carolina and is the parent stock holding company of Wake Forest Federal Savings & Loan Association (the "Association" or "Wake Forest Federal"), its only subsidiary. The Company was formed on May 7, 1999 solely for the purpose of becoming a savings and loan holding company and had no prior operating history. The Company conducts no business other than holding all of the stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The Association's principal activities consist of obtaining savings deposits and providing mortgage credit to customers in its primary market area, the counties of Wake and Franklin, North Carolina. The Company's and the Association's primary regulator is the Office of Thrift Supervision
(OTS) and its deposits are insured by the Savings Association Insurance Fund
(SAIF) of the Federal Deposit Insurance Corporation (FDIC).

The Company is majority owned by Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. The MHC's principal assets consist of 635,000 shares of the Company's common stock and deposits at the Association for accumulated dividends paid on those shares. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.2% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

A summary of the Company's significant accounting policies follows:

Basis of financial statement presentation: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Wake Forest Federal. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all interest-bearing deposits with maturities of less than three months at acquisition and non-interest-bearing deposits to be cash and cash equivalents. At times, the Association maintains deposits in correspondent banks in amounts that may be in excess of the FDIC insurance limit.

Investment securities: The Company carries its investments at fair market value or amortized cost depending on its classification of such securities. Classification of securities and the Company's accounting policies are as follows:

   Securities held to maturity: Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at amortized cost. The Company currently has no securities which are classified as held to maturity.

   Securities available for sale: Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity and equity securities not classified as held for trading. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of its securities, liquidity needs and other significant factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported as a separate component of equity, net of related tax effects. Realized gains and losses are included in earnings.

   Securities held for trading: Trading securities are held in anticipation of short-term market gains. Such securities are carried at fair value with realized and unrealized gains and losses included in earnings. The Company currently has no securities which are classified as trading.

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans receivable and Fees: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees. The Association's loan portfolio consists principally of mortgage loans collateralized by first trust deeds on single family residences, other residential property, commercial property and land. The Association receives fees for originating mortgage loans. The Association defers all loan fees less certain direct costs as an adjustment to yield with subsequent amortization into income over the life of the related loan.

Allowance for loan losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory examiners may require the Association to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. An allowance is recorded if the present value of the loan's future cash flows, discounted using the loan's effective interest rate, is less than the carrying value of the loan. An impaired loan can also be valued at its fair value in the market place or on the basis of its underlying collateral if the loan is primarily collateral dependent. If foreclosure is imminent, and the loan is collateral dependent, the loan is valued based upon the fair value of the underlying collateral.

Interest income: The Association does not record interest on loans delinquent 90 days or more unless in the opinion of management, collectibility is assured. If collectibility is not certain, the Association establishes a reserve for uncollected interest. Interest collected while the loan is in such status is credited to income in the period received. If the loan is brought to a status in which it is no longer delinquent 90 days, the reserve for uncollected interest is reversed and interest income is recognized. The Association accounts for interest on impaired loans in a similar fashion. Such interest when ultimately collected is credited to income in the period received.

Property, equipment and depreciation: Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by use of the straight-line method over depreciable lives of 3-7 years for furniture and equipment and up to 40 years for buildings and improvements.

Presold mortgages in process of settlement: The Association originates certain residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors and are transferred to them at par within days of the Association initially funding the loan. The Association receives origination fees from borrowers and servicing release premiums from the investors. Between the initial funding of the loans by the Association and the subsequent reimbursement by the investors, the Association carries the loans on its balance sheet at cost.

Foreclosed assets: Foreclosed assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions or recoveries to the valuation allowance are included in earnings.

Income taxes: Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by valuation allowances if in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share: The Company provides for a dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were required to net income for any period presented in the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for 2004 and 2003 are as follows:

                                                                    2004           2003
                                                                ------------   ------------
Weighted average outstanding shares used for basic EPS            1,146,432      1,144,765
Plus incremental shares from assumed issuances
     pursuant to stock options and stock award plans                 14,780          8,699
                                                                ------------   ------------
Weighted average outstanding shares used for diluted EPS          1,161,212      1,153,464
                                                                ============   ============

Off-balance-sheet risk and credit risk: The Association is a party to financial instruments with off-balance-sheet risk such as commitments to extend credit. Management assesses the risk related to these instruments for potential loss. The Association lends primarily on one-to-four family residential properties throughout its primary lending area, Wake and Franklin counties of North Carolina.


Stock compensation plans: In 1995, the Financial Accounting Standards Board
(FASB) issued Standard No. 123, Accounting For Stock-Based Compensation, which requires disclosures concerning the fair value of options and encourages accounting recognition for options using the fair value method. The Company has elected to apply the disclosure-only provisions of the Statement.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (Statement 148). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein. Accordingly, no compensation cost has been recorded and none would have been required in 2004 or 2003 because the five year period over which the options vested and would have been expensed under SFAS No. 123 expired.

Fair value of financial instruments: Estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates for the fair value of the Company's financial instruments are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates are based on pertinent information available to management as of September 30, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and accrued interest receivable: The carrying amounts reported in the consolidated statements of financial condition approximate these assets' fair values.

   Investment securities: The fair values of investment securities are determined based on quoted market values. For the Association's investment in Federal Home Loan Bank stock, no ready market exists and it has no quoted market value. For disclosure purposes, such stock is assumed to have a fair value which is equal to its cost.

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Loans receivable: The fair value for all loans, except short-term construction loans, home equity loans and prime-based commercial real estate loans, has been estimated by discounting projected future cash flows using the current rate at which loans with similar maturities would be made to borrowers with similar credit ratings. Certain prepayment assumptions were made to the Association's portfolio of long-term fixed rate mortgage loans. The fair value of construction loans, home equity loans, and prime-based commercial real estate loans are assumed to be equal to their recorded amounts because such loans have relatively short terms.

   Bank owned life insurance. Bank owned life insurance is not a marketable instrument and its fair value is considered to equal to its redeemable value, or its cash surrender value.

   Deposits: The fair value of deposits with no stated maturities is estimated to be equal to the amount payable on demand. The fair value of certificates of deposit is based upon the discounted value of future contractual cash flows. The discount rate is estimated using rates offered for deposits of similar remaining maturities.

   Off-balance-sheet commitments: Because the Association's commitments, which consist entirely of loan commitments, are either short-term in nature or subject to immediate repricing, no fair value has been assigned to these off-balance-sheet items.

   Accrued Interest Payable and Dividends Payable: The fair value of accrued interest payable and dividends payable is assumed to equal to its recorded amount because of the short term nature of the liability.

NOTE 2.  INVESTMENT SECURITIES

The amortized cost, estimated market value and gross unrealized gains and losses of the Association's investment securities at September 30, 2004 and 2003 are as follows:

                                                                                       2004
                                                      ----------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                        Amortized         Unrealized        Unrealized           Market
                                                           Cost              Gains            Losses             Value
                                                      ---------------    --------------    --------------    ---------------
Available for sale securities:
  FHLMC stock                                         $        8,000     $     523,950     $           -     $      531,950
Nonmarketable equity securities:
  Federal Home Loan Bank stock                               213,800                 -                 -            213,800
                                                      ---------------    --------------    --------------    ---------------
                                                      $      221,800     $     523,950     $           -     $      745,750
                                                      ===============    ==============    ==============    ===============

                                                                                       2003
                                                      ----------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                        Amortized         Unrealized        Unrealized           Market
                                                           Cost              Gains            Losses             Value
                                                      ---------------    --------------    --------------    ---------------
Available for sale securities:
  FHLMC stock                                         $        8,000     $     418,850     $           -     $      426,850
Nonmarketable equity securities:
  Federal Home Loan Bank stock                               225,900                 -                 -            225,900
                                                      ---------------    --------------    --------------    ---------------
                                                      $      233,900     $     418,850     $           -     $      652,750
                                                      ===============    ==============    ==============    ===============


During 2003, FHLMC shares with a cost basis of $2,950 were sold, resulting in proceeds of $161,550 and a realized gain of $158,600.

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 2.  INVESTMENT SECURITIES (CONTINUED)

The change during 2004 and 2003 in accumulated other comprehensive income which consists solely of net unrealized gains and losses associated with available for sale securities is as follows:

                                                                                              2004                2003
                                                                                         ----------------    ---------------
Accumulated other comprehensive income, beginning of year                                $       259,700     $      379,800
  Change in unrealized gains, net of tax effect of $39,950 in 2004
     and $13,350 in 2003                                                                          65,200            (21,750)
  Reclassification adjustment for gains realized in income                                             -           (158,600)
  Tax effect of gains realized in income                                                               -             60,250
                                                                                         ----------------    ---------------
Accumulated other comprehensive income, end of year                                      $       324,900     $      259,700
                                                                                         ================    ===============


The Association, as a member of the Federal Home Loan Bank (FHLB) system, maintains an investment in capital stock of the FHLB of Atlanta. No ready market exists for the bank stock and its market value is equal to its cost. During 2004 and 2003, FHLB stock with a cost basis of $12,100 and $104,500, respectively, was redeemed at par by the FHLB of Atlanta.

NOTE 3. LOANS RECEIVABLE


Loans receivable consist of the following:


First mortgage loans:                                                                       2004                  2003
                                                                                      -----------------     -----------------
Single family, one-to-four units                                                      $     22,306,950      $     19,053,800
Multifamily, residential                                                                       676,600               536,850
Commercial real estate                                                                      14,232,400            13,171,700
Land                                                                                        12,411,850            14,864,600
Residential construction                                                                    43,030,000            28,553,750
Commercial construction                                                                        600,000             2,419,700
                                                                                      -----------------     -----------------
                                                                                            93,257,800            78,600,400
Equity line mortgages                                                                        2,265,850             1,728,500
Loans on savings accounts                                                                       90,150               107,850
                                                                                      -----------------     -----------------
                                                                                            95,613,800            80,436,750
                                                                                      -----------------     -----------------
Undisbursed portion of loans in process                                                    (15,526,450)          (12,682,650)
Allowance for loan losses                                                                     (730,400)             (640,400)
Deferred loan fees                                                                            (115,600)              (98,150)
                                                                                      -----------------     -----------------
                                                                                           (16,372,450)          (13,421,200)
                                                                                      -----------------     -----------------
                                                                                      $     79,241,350      $     67,015,550
                                                                                      =================     =================
Weighted average yield on loans receivable                                                       6.06%                 6.15%
                                                                                      =================     =================

The change in the Association's allowance for loan losses is as follows for the years ended September 30, 2004 and 2003:

                                                                                             2004                 2003
                                                                                       -----------------    -----------------
Balance, beginning of year                                                             $        640,400     $        463,250
Provision for loan loss                                                                          90,000              215,000
Charge-offs                                                                                           -              (37,850)
                                                                                       -----------------    -----------------
Balance, end of year                                                                   $        730,400     $        640,400
                                                                                       =================    =================

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 3.  LOANS RECEIVABLE (CONTINUED)

The Association does not accrue interest on loans past due 90 days or more if, in the opinion of management, collectibility is in doubt. Such interest is removed from income through the establishment of a reserve for uncollected interest. At September 30, 2004 and 2003, reserves for uncollected interest totaling $44,200 and $17,300 were established on loans amounting to $1,491,000 and $247,150, respectively. There were no accruing loans past due more than 90 days at September 30, 2004 and 2003. Interest income that would have been recorded in 2004 and 2003 if non-accrual loans had been current was $44,200 and $17,300, respectively. The amount of interest income recognized on these loans in 2004 and 2003 was $37,700 and $2,350, respectively.

The Association had $-0- and $38,150 in loans outstanding at September 30, 2004 and 2003, respectively, which it considered impaired. Valuation allowances related to these impaired loans amounted to $-0- and $5,000 at September 30, 2004 and 2003, respectively. The average investment in impaired loans in 2004 and 2003 was $82,000 and $365,000, respectively. Interest income recognized on impaired loans on a cash basis during 2004 and 2003 was $-0- and $30,900, respectively.

Shareholders of the Company with 10% or more ownership and officers and directors, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with the Association in the ordinary course of business. In management's opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties during the years ended September 30, 2004 and 2003.

Aggregate loan transactions with related parties during the years ended September 30, 2004 and 2003 were as follows:

                                                                                  2004                 2003
                                                                            -----------------    -----------------
Beginning balance                                                           $         73,900     $         74,300
New loans                                                                             28,000              218,000
Reductions                                                                            (5,550)            (218,400)
                                                                            -----------------    -----------------
Ending balance                                                              $         96,350     $         73,900
                                                                            =================    =================
Maximum balance during the year                                             $        101,900     $        242,300
                                                                            =================    =================


NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 and 2003 are summarized as follows:

                                                                                   2004                 2003
                                                                             -----------------    -----------------
Land                                                                         $         20,950     $         20,950
Office buildings and improvements                                                     608,800              608,800
Furniture and fixtures                                                                206,100              211,100
                                                                             -----------------    -----------------
                                                                                      835,850              840,850
Less accumulated depreciation                                                        (474,450)            (453,900)
                                                                             -----------------    -----------------
                                                                             $        361,400     $        386,950
                                                                             =================    =================

NOTE 5.  FORECLOSED ASSETS

Changes in the allowance for loss on foreclosed assets is as follows for the years ended September 30, 2004 and 2003:

                                                                                   2004                  2003
                                                                             -----------------     -----------------
Balance, beginning of year                                                   $         76,500      $        128,000
Provision for loss on foreclosed assets                                                     0                 2,500
Charge-offs                                                                           (76,500)              (54,000)
                                                                             -----------------     -----------------
Balance, end of year                                                         $              -      $         76,500
                                                                             =================     =================

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 5.  FORECLOSED ASSETS (CONTINUED)

In addition to the provisions described above, the Company incurred $15,800 and $58,350 in expense associated with holding foreclosed assets during 2004 and 2003, respectively. The Company reported a net gain (after adjusting for write-downs) of $27,250 and $6,450 from the disposal of foreclosed assets during 2004 and 2003, respectively.

NOTE 6.  BANK OWNED LIFE INSURANCE

The Company has entered into Life Insurance Endorsement Method Split Dollar Agreements with certain employees of the Association. Under the agreements, upon death of the employee, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from the insurance contracts, which are written with two different carriers, with the designated beneficiaries of the employees. The death benefit to the employees is limited to $25,000 each. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. The Company paid an initial single premium of $1.0 million which is accounted for as cash surrender value and reported as an "other asset" in the Company's consolidated statement of financial condition. Increases in the surrender value of the policies are accounted for as "other non-interest income." For 2004, the increase amounted to $21,850.

NOTE 7.  DEPOSITS

Deposits at September 30, 2004 and 2003 consist of the following:

                                                                                        2004                 2003
                                                                                 -------------------  -------------------
Passbook accounts, weighted average rate of 0.85%
  (0.40% in 2003)                                                                $        3,098,250   $        3,063,150
MMDA accounts, weighted average rate of 1.90%
  (1.04% in 2003)                                                                        14,155,750           12,877,000
NOW accounts, weighted average rate of 0.25%
  (0.25% in 2003)                                                                         1,928,700            1,584,350
Certificate of deposit accounts, weighted average rate of 3.47%
  (3.73% in 2003)                                                                        49,686,850           50,438,950
Noninterest-bearing accounts                                                              1,021,900              876,500
                                                                                 -------------------  -------------------
                                                                                 $       69,891,450   $       68,839,950
                                                                                 ===================  ===================
Weighted average cost of deposits                                                             2.88%                2.94%
                                                                                 ===================  ===================

Certificate of deposit accounts by maturity at September 30, 2004 are summarized as follows:

                 Maturity Period:
                         2005                   $      33,419,000
                         2006                           8,573,250
                         2007                           3,390,800
                         2008                           2,407,500
                         2009                           1,896,300
                                                ------------------
                                                $      49,686,850
                                                ==================

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7.  DEPOSITS (CONTINUED)

The aggregate amount of certificate of deposit accounts at September 30, 2004 with a minimum denomination of $100,000 by maturity are summarized as follows:

Maturity Period:
  Within three months                                    $        2,376,300
  After three months but within six months                        3,480,950
  After six months but within twelve months                       8,141,500
  After twelve months                                             5,680,400
                                                         -------------------
                                                         $       19,679,150
                                                         ===================

Eligible deposits are insured up to $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the FDIC.

NOTE 8.  EMPLOYEES AND DIRECTORS BENEFIT PLANS

The Association has a 401k plan which covers substantially all employees. The Association matches employee contributions up to 7.5% and pays administrative costs of the Plan. Plan expenses amounted to $1,750 and $1,650 during 2004 and 2003, respectively.

The Association has a non-qualified noncontributory retirement plan covering its directors. Retirement plan expense is computed based on the discounted present value of expected future payments over the expected service years for the directors. Under the plan, directors will receive upon retirement, monthly payments for ten years in amounts not to exceed $5,000 annually. Other stipulations and limitations based on years of service, death and disability, change of control, and early termination apply. Expense associated with the plan amounted to $2,400 in both 2004 and 2003.

The Association has also entered into employment agreements with two key executives. The agreements provide for a three year term, but upon each anniversary, the agreements automatically extend so that the terms shall always be three years, unless either party gives notice that the agreement will not be renewed. Performance reviews by a committee of the Board will be conducted annually and the agreements can be terminated by the Association at anytime for cause as defined in the agreements. The agreements provide for a base salary plus performance bonus to be determined annually. In the event of termination other than for cause, the employees are entitled to a lump sum cash payment in an amount equal to the present value of the base salary, bonus payments, and other benefits as described and determined in the agreements.

NOTE 9.  STOCK OPTION PLAN

The Company has a stock option plan for the benefit of its officers, directors, and key employees. Options totaling 54,000 at a exercise price of $12.75 were granted on January 22, 1997. No options have been granted since that date. The options became exercisable at the rate of 20% annually for years during periods of service as an employee, officer, or director, and expire after ten years. Accelerated vesting may occur in certain circumstances as disclosed in the plan documents. Options are exercisable at the fair value on the date of grant. A summary of the changes in the Company's options during the years ended September 30, 2004 and 2003 is presented below:

                                                          2004           2003
                                                     -----------   ------------
Stock options outstanding at beginning of the year       37,336         37,336
Granted                                                       -              -
Exercised                                                (4,571)             -
Terminated                                                    -              -
                                                     -----------   ------------
Stock options outstanding at end of the year             32,765         37,336
                                                     ===========   ============
Stock options exercisable at end of the year             32,765         37,336
                                                     ===========   ============

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 10.  EMPLOYEE STOCK OPTION PLAN (ESOP)

The Association has an ESOP to benefit substantially all employees. As a part of the Association's initial public offering in April 1996, the ESOP purchased 41,200 shares of common stock with the proceeds from a loan received from a third party financial institution. The note required quarterly principal payments of $14,714 plus interest at the third party institution's prime lending rate until its maturity in March, 2003. The Association made quarterly contributions to the ESOP in amounts sufficient to allow the ESOP to make its scheduled principal and interest payments on the note. The unallocated ESOP shares were pledged as collateral while the debt was outstanding. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Dividends on unallocated shares were not reported as dividends in the financial statements. The Association made cash contributions to the ESOP sufficient to amortize the debt, but recorded expense based upon the fair value of the shares allocated to plan participants each year. The difference between the cash contributions and the amount expensed was credited or charged to additional paid-in capital. Retirement expense associated with the ESOP was $-0- and $47,050 for the years ended September 30, 2004 and 2003, respectively.

The ESOP has a put option which requires that the Company repurchase its common stock from eligible participants in the ESOP who elect to receive cash in exchange for their common stock. The Company is required to reflect as a liability the maximum possible cash obligation to redeem the shares, which is the fair value of such shares. The initial purchase of common stock by the ESOP was treated as a reduction in stockholder's equity and as a liability for the put option. The liability for the put option has been reduced to the extent of the unearned ESOP shares at the end of each fiscal year end. The liability for the put option at September 30, 2004 was $641,250 based upon the market price of the Company's shares at that time. The liability for the put option will fluctuate based upon the fair value of the shares with the resulting increase or decrease reflected as change to retained earnings.

Shares of the Company held by the ESOP at September 30, 2004 and 2003 are as follows:

                                                2004              2003
                                           ---------------   ---------------
Shares held by the ESOP                            41,200            41,200
Shares released for allocation                    (41,200)          (38,257)
                                           ---------------   ---------------
Unreleased shares                                       -             2,943
                                           ===============   ===============
Fair value of unreleased shares            $            -    $       45,600
                                           ===============   ===============

NOTE 11.  INCOME TAXES

At September 30, 2004 and 2003, retained earnings contain $1,434,000 in tax related bad debt reserves for which no deferred income taxes have been provided because the Association does not intend to use the reserves for purposes other than to absorb losses. The balance represents the Association's bad debt reserves at September 30, 1988, and the unrecorded deferred income taxes amount to approximately $545,000. If amounts which qualified as bad debt deductions are used for purposes other than to absorb losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The Association also must recapture its tax bad debt reserves which have accumulated since 1988 (the "base year") amounting to approximately $189,000. The tax associated with the recaptured reserves is approximately $72,000 and was paid out over a six year period that ended with the current fiscal year. Deferred income taxes have been established for the taxes associated with the recaptured reserves.

Income tax expense differs from the federal statutory rate of 34% as follows:

                                                            2004         2003
                                                          --------     --------
    Statutory federal income tax rate                       34.00 %      34.00 %
    Increase (decrease) in income taxes resulting from:
      State income taxes, net of federal benefit             4.70         4.69
      Other                                                 (0.49)       (0.36)
                                                          --------     --------
    Effective tax rate                                      38.21 %      38.33 %
                                                          ========     ========

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 11.  INCOME TAXES (CONTINUED)

Deferred income taxes consist of the following components as of September 30, 2004 and 2003:

                                                  2004             2003
                                             -------------    -------------
Deferred tax assets:
  Loan loss allowances                       $    277,550     $    243,350
  Health insurance accrual                         85,700           83,600
  Retirement plan accrual                          67,000           66,100
  Other                                            16,800           13,050
                                             -------------    -------------
                                                  447,050          406,100
                                             -------------    -------------
Deferred tax liabilities:
  Tax bad debt reserves                                 -           12,000
  Excess accumulated tax depreciation              24,750           29,300
  Unrealized net appreciation, investments        199,100          159,150
                                             -------------    -------------
                                                  223,850          200,450
                                             -------------    -------------
                                             $    223,200     $    205,650
                                             =============    =============

NOTE 12.  CAPITAL

Concurrent with the reorganization in 1996, the Association established a liquidation account equal to its net worth as reflected in its statement of financial condition used in its final offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders and supplemental eligible deposit account holders who continue to maintain their deposit accounts in the Association after the reorganization. Only in the event of a complete liquidation will eligible deposit account holders and supplemental eligible deposit account holders be entitled to receive a liquidation distribution from the liquidation account adjusted for transactions since the reorganization. Dividends paid by the Association to the Company subsequent to the reorganization cannot be paid from this liquidation account.

Subject to applicable law, the Boards of Directors of the Company and the Association may each provide for the payment of dividends. Future declarations of cash dividends, if any, by the Company may depend upon dividend payments by the Association to the Company. Subject to regulations promulgated by the OTS, the Association will not be permitted to pay dividends on its common stock if its net worth would be reduced below the amount required for the liquidation account or its minimum regulatory capital requirements.

In addition, as an institution which is considered well capitalized under the OTS's Prompt Corrective Action regulations, the Association may pay a cash dividend to the Company, with prior notification to the OTS, if the total amount of all capital distributions (including the proposed distribution) for the applicable calendar year does not exceed the Association's net income for the year plus retained net income (net income minus capital distributions) for the preceding two years. However, the OTS retains the right to deny any capital distribution if it raises safety and soundness concerns.

The Company and the Association are subject to the capital requirements established by the OTS. Under the OTS prompt corrective action regulations, the Company and the Association are considered well capitalized if their ratio of total capital to risk-weighted assets is at least 10%, their ratio of core capital (Tier 1) to risk-weighted assets is at least 6.0%, and their ratio of core capital (Tier 1) to total average assets is at least 5.0%. Both the Company and the Association met all of the above requirements and are considered well capitalized.

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 12.  CAPITAL (CONTINUED)

The Company's capital requirements and ratios are presented below:

                                                                   MINIMUM REQUIREMENTS TO BE:
                                               --------------------------------------------------------------------------
In Thousands                                            ACTUAL           ADEQUATELY CAPITALIZED      WELL CAPITALIZED
                                               --------------------------------------------------------------------------
                                                  Amount       Ratio       Amount       Ratio       Amount      Ratio
                                               --------------------------------------------------------------------------
2004
Total Capital to Risk Weighted Assets              $ 17,048      25.94%      $ 5,258    8.00%        $ 6,573      10.00%
Tier 1 Capital to Risk Weighted Assets             $ 16,082      24.47%      $ 2,629    4.00%        $ 3,944       6.00%
Tier 1 Capital to Average Assets                   $ 16,082      18.46%      $ 3,485    4.00%        $ 4,356       5.00%

2003
Total Capital to Risk Weighted Assets              $ 16,111      26.74%      $ 4,821    8.00%        $ 6,026      10.00%
Tier 1 Capital to Risk Weighted Assets             $ 15,282      25.36%      $ 2,410    4.00%        $ 3,615       6.00%
Tier 1 Capital to Average Assets                   $ 15,282      17.93%      $ 3,410    4.00%        $ 4,263       5.00%


The Company has an ongoing stock repurchase program authorizing the Company to repurchase up to an additional $228,350 of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purpose as permitted by applicable law. At September 30, 2004, the Company had repurchased 71,391 shares of its common stock. The program continues until terminated by the Board of Directors.

NOTE 13.  CONCENTRATION OF CREDIT RISK AND OFF-BALANCE-SHEET RISK

The Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.

The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At September 30, 2004, the Association had outstanding loan commitments amounting to $5,004,000. The undisbursed portion of construction loans amounted to $15,526,450 and unused lines of credit amounted to $3,823,000 at September 30, 2004.

The Association evaluates each customer's credit worthiness on a case-by-case basis. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Association upon extension of credit, is based on management's credit evaluation of the customer. Collateral held is the underlying real estate.

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2004 and 2003. See Note 1 for a description of the Company's accounting policies and the limitations of its disclosures in reporting on the fair value of its financial instruments.

                                                                             September 30,
                                             -------------------------------------------------------------------------------
                                                             2004                                      2003
                                             --------------------------------------    -------------------------------------
                                                 Carrying               Fair               Carrying              Fair
                                                  Amount               Value                Amount              Value
                                             -----------------    -----------------    -----------------   -----------------
Financial assets:
 Cash and cash equivalents                   $      5,851,250     $      5,851,250     $     16,742,200    $     16,742,200
 Investment securities                                531,950              531,950              426,850             426,850
 FHLB stock                                           213,800              213,800              225,900             225,900
 Loans receivable                                  79,241,350           79,481,050           67,015,550          67,144,050
 Bank owned life insurance                          1,021,850            1,021,850                    -                   -
 Accrued interest receivable                          121,550              121,550               93,050              93,050
Financial liabilities:
 Deposits                                          69,891,450           70,412,200           68,839,950          70,148,300
Accrued interest payable                               14,850               14,850               17,800              17,800
Dividends payable                                      72,050               72,050               71,450              71,450


NOTE 15.  MUTUAL HOLDING COMPANY FINANCIAL DATA

The MHC owns approximately 55% of the Company's common stock. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC. The MHC is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS. The following is a summary of the condensed financial statements of Wake Forest Bancorp, M.H.C. as of and for the periods indicated:

                            Condensed Balance Sheets
                          September 30, 2004 and 2003

                                                                                           2004                 2003
                                                                                     -----------------    -----------------
Assets:
 Cash and cash equivalents                                                           $      1,251,050     $      1,352,050
 Accrued dividends receivable, subsidiary                                                           -                    -
 Investment in Wake Forest Bancshares, Inc.                                                 6,894,500            6,293,650
                                                                                     -----------------    -----------------
                                 Total assets                                        $      8,145,550     $      7,645,700
                                                                                     =================    =================
Liabilities:
 Accounts payable and accrued expenses                                               $         19,150     $         11,300
                                                                                     -----------------    -----------------
Equity:
 Capitalization by Wake Forest Federal                                                        106,350              106,350
 Equity in Wake Forest Bancshares, Inc.                                                     3,854,700            3,854,700
 Retained earnings                                                                          4,165,350            3,673,350
                                                                                     -----------------    -----------------
                               Total equity                                                 8,126,400            7,634,400
                                                                                     -----------------    -----------------
                               Total liabilities and equity                          $      8,145,550     $      7,645,700
                                                                                     =================    =================

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 15.  MUTUAL HOLDING COMPANY FINANCIAL DATA (CONTINUED)

                     Condensed Statements of Income
             For the Years Ended September 30, 2004 and 2003

Revenues:                                                                          2004                 2003
                                                                             -----------------    -----------------
  Interest income                                                            $         27,050     $         26,900
  Equity in earnings of subsidiary                                                    600,850              637,300
                                                                             -----------------    -----------------
                             Total income                                             627,900              664,200
                                                                             -----------------    -----------------
Expenses:
  Accounting and tax expense                                                           18,650               19,550
  Attorney Fees                                                                        14,950               24,000
  Director's fees                                                                      81,250               77,200
  Other                                                                                21,050               19,000
                                                                             -----------------    -----------------
                            Total expense                                             135,900              139,750
                                                                             -----------------    -----------------
                            Net income                                       $        492,000     $        524,450
                                                                             =================    =================


                   Condensed Statements of Cash Flows
             For the Years Ended September 30, 2004 and 2003

Cash Flows from Operating Activities:                                              2004                 2003
                                                                             -----------------    -----------------
 Net income                                                                  $        492,000     $        524,450
 Cash dividends                                                                             -              152,400
  Equity in earnings of Wake Forest Federal                                          (600,850)            (637,300)
  Increase (decrease) in accounts payable                                               7,850               (4,900)
                                                                             -----------------    -----------------
          Net cash provided by operating activities                                  (101,000)              34,650
Cash and cash equivalents- beginning                                                1,352,050            1,317,400
                                                                             -----------------    -----------------
Cash and cash equivalents- ending                                            $      1,251,050     $      1,352,050
                                                                             =================    =================

NOTE 16.  PARENT COMPANY ONLY FINANCIAL DATA

The condensed financial statements of Wake Forest Bancshares, Inc. for the periods indicated follows:

                        Condensed Balance Sheets
                       September 30, 2004 and 2003

Assets:                                                                            2004                 2003
                                                                             -----------------    -----------------
 Cash and cash equivalents                                                   $        228,350     $        173,000
 Accrued dividends receivable, Wake Forest Federal                                     72,050               71,450
 Investment in Wake Forest Federal                                                 16,176,400           15,368,350
 Other assets                                                                           1,950                  550
                                                                             -----------------    -----------------
          Total assets:                                                      $     16,478,750     $     15,613,350
                                                                             =================    =================
Liabilities and Equity:
 Accrued dividends payable                                                   $         72,050     $         71,450
                                                                             -----------------    -----------------
 Common stock                                                                          12,200               12,150
 Additional paid-in capital                                                        13,171,300           13,458,350
 Accumulated other comprehensive income                                               324,900              259,700
 Retained earnings                                                                  3,875,100            2,786,600
 Treasury stock acquired                                                             (976,800)            (974,900)
                                                                             -----------------    -----------------
          Total equity                                                             16,406,700           15,541,900
                                                                             -----------------    -----------------
          Total liabilities and equity                                       $     16,478,750     $     15,613,350
                                                                             =================    =================

WAKE FOREST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 16.  PARENT COMPANY ONLY FINANCIAL DATA (CONTINUED)

                     Condensed Statements of Income
             For the Years Ended September 30, 2004 and 2003

                                                                                   2004                 2003
                                                                             -----------------    -----------------
Interest income                                                              $          2,550     $          2,350
Equity in earnings of Wake Forest Federal                                           1,088,100            1,150,950
Other expense                                                                          (2,150)              (2,150)
                                                                             -----------------    -----------------
                           Net income                                        $      1,088,500     $      1,151,150
                                                                             =================    =================

                    Condensed Statement of Cash Flows
             For the Years Ended September 30, 2004 and 2003

Cash Flows from Operating Activities:                                              2004                 2003
                                                                             -----------------    -----------------
 Net income                                                                  $      1,088,500     $      1,151,150
  Equity in earnings of Wake Forest Federal                                        (1,088,100)          (1,150,950)
  Dividends received from Wake Forest Federal                                         286,350              341,650
  (Increase) decrease in accrued dividends receivable                                    (600)              66,450
  (Increase) decrease in other assets                                                  (1,400)               2,550
                                                                             -----------------    -----------------
          Net cash provided by operating activities                                   284,750              410,850
                                                                             -----------------    -----------------
Cash Flows from Financing Activities:
Treasury stock acquired                                                                (1,900)             (61,000)
 Proceeds from exercise of stock options                                               58,250                    -
 Increase (decrease) in accrued dividends payable                                         600              (66,450)
 Dividends paid                                                                      (286,350)            (341,650)
                                                                             -----------------    -----------------
          Net cash provided from financing activities                                (229,400)            (469,100)
                                                                             -----------------    -----------------
Decrease in cash                                                                       55,350              (58,250)
Cash and cash equivalents- beginning                                                  173,000              231,250
                                                                             -----------------    -----------------
Cash and cash equivalents- ending                                            $        228,350     $        173,000
                                                                             =================    =================

                          WAKE FOREST BANCSHARES, INC.
                            COMMON STOCK INFORMATION

-------------------------------------------------------------------------------


The Company's stock (previously as Wake Forest Federal Savings & Loan Association) began trading on April 3, 1996. There are 1,149,792 shares of common stock outstanding (net of treasury shares) of which approximately 41% were held by individual stockholders at September 30, 2004. The MHC and the ESOP hold approximately 59%. The Company's stock is not actively traded, although the stock is quoted on the OTC Electronic Bulletin Board under the symbol "WAKE." The table below reflects the stock trading and dividend payment frequency of the Company's stock for the years ended September 30, 2004 and 2003, based upon information provided to management of the Company by certain securities firms effecting transactions in the Company's stock on an agency basis.

                                                        Stock Price
                                             ---------------------------------
                               Dividends          High              Low
                              ------------   ---------------  ----------------
2004
First Quarter                   $    0.14    $       21.000     $      20.000
Second Quarter                       0.14            25.000            21.000
Third Quarter                        0.14            25.000            20.250
Fourth Quarter                       0.14            22.000            19.000

2003
First Quarter                   $    0.12    $       16.000   $        15.000
Second Quarter                       0.12            16.750            15.100
Third Quarter                        0.14            18.500            16.000
Fourth Quarter                       0.14            20.000            17.300

                          WAKE FOREST BANCSHARES, INC.
                              CORPORATE INFORMATION


                                               OFFICERS
                                               --------

Robert C. White                             Susan S. Carter                        Billy B. Faulkner
President, Chief Executive Officer          Vice President and                     Vice President, Secretary
 & Chief Financial Officer                  Assistant Treasurer                      & Treasurer


                                               DIRECTORS
                                               ---------

Howard Brown                                Rodney M. Privette                     R. W. Wilkinson III
Chairman of the Board                       Owner of Insurance Agency              Vice Chairman of the Board
Former Owner of                                                                    Former Managing Officer
Oil Distribution Company                    Paul Brixhoff                          of Wake Forest Federal
                                            Former Owner of Auto Supply
John D. Lyon                                Company                                Anna O. Sumerlin
Real Estate Investor                                                               Former CEO of the Company
                                            William S. Wooten
                                            Dentist
Harold R. Washington                                                               Leelan A. Woodlief
Former Owner of                             Robert C. White                        Owner of Farm Supply
Automobile Distributorship                  CEO of the Company                     Company



STOCK TRANSFER AGENT                        SPECIAL LEGAL COUNSEL                  INDEPENDENT AUDITORS
--------------------                        ---------------------                  --------------------

Mellon Investor Services LLC                Thacher Proffitt & Wood LLP            Dixon Hughes PLLC
PO Box 3315                                 1700 Pennsylvania Ave. N.W.            408 Summit Drive
S. Hackensack, NJ  07606                    Washington, DC  20006                  Sanford, NC  27331

                                            CORPORATE OFFICE
                                            ----------------
                                            302 S. Brooks St.
                                            Wake Forest, N.C.  27587


                                 ANNUAL MEETING

The 2005 annual meeting of stockholders of Wake Forest Bancshares, Inc. will be held at 2:00 pm on Tuesday, February 22, 2005 at the Wake Forest Police and Justice Center at 401 Elm Avenue, Wake Forest, N.C.

                                   FORM 10-KSB

A COPY OF THE ANNUAL REPORT ON FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN REQUEST TO WAKE FOREST BANCSHARES, INC., PO BOX 1167, WAKE FOREST, N.C. 27588.