Form 10QSB
period 2004-12-31
WAKE FOREST BANCSHARES INC
filed 2005-02-14
CIK 1085175

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    December 31, 2004
                                            --------------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    ------------------

                        Commission file number 000-25999

                          WAKE FOREST BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

     United States of America                        56-2131079
--------------------------------------------------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                            302 South Brooks Street
                       Wake Forest, North Carolina 27587
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (919)-556-5146
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 1, 2005 there were issued and outstanding 1,155,367 shares of the Issuer's common stock, $.01 par value

Transitional Small Business Disclosure Format: Yes |_| No |X|

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS

Item 1.  Financial Statements

Consolidated statements of financial condition at December 31, 2004 (unaudited)
  and September 30, 2004                                                                  1
Consolidated statements of income for the three months ended December 31, 2004
  and December 31, 2003 (unaudited)                                                       2
Consolidated statements of comprehensive income for the three months ended
  December 31, 2004 and December 31, 2003 (unaudited) 3 Consolidated statements of cash flows for the three months ended
  December 31, 2004 and December 31, 2003 (unaudited)                                     4
Notes to consolidated financial statements (unaudited)                                  5-6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                   7-11

Item 3.  Controls and Procedures                                                         12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                               13
Item 2.  Changes in Securities                                                           13
Item 3.  Defaults upon Senior Securities                                                 13
Item 4.  Submission of Matters to a Vote of Security Holders                             13
Item 5.  Other Information                                                               13
Item 6.  Exhibits and Reports on Form 8-K                                                13

Signatures                                                                               14
Exhibits                                                                              15-16

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

                                                               December 31,    September 30,
ASSETS                                                             2004            2004
                                                               ------------    ------------
                                                               (Unaudited)           *
Cash and short-term cash investments                           $ 12,089,300    $  5,851,250
Investment securities:
  Available for sale, at estimated market value                     600,950         531,950
  FHLB stock                                                        171,000         213,800
Loans receivable, net of loan loss allowances of $757,900 at
  December 31, 2004 and $730,400 at September 30, 2004           74,992,350      79,241,350
Accrued interest receivable                                         127,400         121,550
Foreclosed assets, net                                            1,491,000            --
Property and equipment, net                                         355,100         361,400
Bank owned life insurance                                         1,032,800       1,021,850
Deferred income taxes, net                                          216,500         223,200
Prepaid expenses and other assets                                    59,750          83,350
                                                               ------------    ------------
          Total Assets                                         $ 91,136,150    $ 87,649,700
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                       $ 72,857,950    $ 69,891,450
Accrued interest on deposits                                         29,850          14,850
Accrued expenses and other liabilities                              592,050         592,100
Accrued income taxes                                                157,900          31,300
Dividends payable                                                    77,950          72,050
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                       728,700         641,250
                                                               ------------    ------------
         Total Liabilities                                       74,444,400      71,243,000
                                                               ------------    ------------

Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued             --              --
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,226,367 shares at December 31, 2004 and
  1,221,183 shares at September 30, 2004                             12,250          12,200
Additional paid-in capital                                        5,323,700       5,257,650
Accumulated other comprehensive income                              367,650         324,900
Retained earnings, substantially restricted                      11,972,200      11,788,750
Less: Common stock in treasury, at cost                            (984,050)       (976,800)
                                                               ------------    ------------
Total stockholders' equity                                       16,691,750      16,406,700
                                                               ------------    ------------
Total liabilities and stockholders' equity                     $ 91,136,150    $ 87,649,700
                                                               ============    ============


See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                          2004           2003
                                                       -----------    -----------
Interest and dividend income:
 Loans                                                 $ 1,323,900    $ 1,132,450
 Investment securities                                       4,400          4,100
 Short-term cash investments                                44,550         34,000
                                                       -----------    -----------
     Total interest income                               1,372,850      1,170,550
                                                       -----------    -----------
Interest expense:
 Interest on deposits                                      538,700        500,350
                                                       -----------    -----------
     Total interest expense                                538,700        500,350
                                                       -----------    -----------

Net interest income before provision for loan losses       834,150        670,200
Provision for loan losses                                  (27,500)       (22,500)
                                                       -----------    -----------
Net interest income after provision for loan losses        806,650        647,700
                                                       -----------    -----------
Noninterest income:
 Service charges and fees                                   14,500         12,800
 Secondary market fee income                                  --           13,050
 Other                                                      11,150          5,650
                                                       -----------    -----------
                                                            25,650         31,500
                                                       -----------    -----------
Noninterest expense:
 Compensation and benefits                                 167,950        152,200
 Occupancy                                                  10,050         11,800
 Federal insurance and operating assessments                10,400          9,900
 Data processing                                            30,500         28,600
 REO provisions and expense                                   --            4,850
 Other operating expense                                    90,500         61,050
                                                       -----------    -----------
                                                           309,400        268,400
                                                       -----------    -----------

Income before income taxes                                 522,900        410,800
Income taxes                                               174,050        156,900
                                                       -----------    -----------
Net income                                             $   348,850    $   253,900
                                                       ===========    ===========

Basic earnings per share                               $      0.30    $      0.22
Diluted earnings per share                             $      0.30    $      0.22
Dividends per share                                    $      0.15    $      0.14


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                               2004       2003
                                                             --------   --------
Net income                                                   $348,850   $253,900
                                                             --------   --------
Other comprehensive loss, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period             42,750     30,200
    Less:  reclassification adjustments for gains included
                  in net income                                  --         --
                                                             --------   --------
Other comprehensive income                                     42,750     30,200
                                                             --------   --------
Comprehensive income                                         $391,600   $284,100
                                                             ========   ========


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                            2004            2003
                                                                        ------------    ------------
Net income                                                              $    348,850    $    253,900
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                              6,300           7,550
     Provision for loan losses                                                27,500          22,500
     Gain on sale of foreclosed assets, net                                     --            (5,200)
     Deferred income taxes                                                   (19,550)        (10,500)
      Increase in cash surrender value of life insurance                     (10,950)           --
Changes in assets and liabilities:
     Prepaid expenses and other assets                                        23,600          92,700
     Accrued interest receivable                                              (5,850)        (24,500)
     Accrued interest on deposits                                             15,000              50
     Accrued income taxes                                                    126,600         126,250
     Accrued expenses and other liabilities                                      (50)        (41,250)
                                                                        ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                 511,450         421,500
                                                                        ------------    ------------
Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                               2,730,500      (2,582,150)
Redemption of FHLB stock                                                      42,800            --
Proceeds from sale of foreclosed assets                                         --           166,700
                                                                        ------------    ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     2,773,300      (2,415,450)
                                                                        ------------    ------------
Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                        2,966,500        (515,600)
Proceeds from exercise of stock options                                       66,100            --
Repurchase of common stock for the Treasury                                   (7,250)           --
Dividends paid                                                               (72,050)        (71,450)
                                                                        ------------    ------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     2,953,300        (587,050)
                                                                        ------------    ------------
Net increase in cash and cash equivalents
                                                                           6,238,050      (2,581,000)
Cash and cash equivalents:
   Beginning                                                               5,851,250      16,742,200
                                                                        ------------    ------------
   Ending                                                               $ 12,089,300    $ 14,161,200
                                                                        ============    ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                               $    523,700    $    500,850
                                                                        ============    ============
Cash payment of income taxes                                            $     65,000    $       --
                                                                        ============    ============
Supplemental Disclosure of Noncash transactions:

Incr. (decr.) in ESOP put option charged to retained earnings           $     87,450    $     29,150
                                                                        ============    ============
Transfer of loans to foreclosed assets                                  $  1,491,000    $       --
                                                                        ============    ============
Increase in unrealized gain on investment securities, net ot tax        $     42,750    $     30,200
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

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2004, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 2004 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2005. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2004 Annual Report to Stockholders.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4.    DIVIDENDS DECLARED

On December 20, 2004, the Board of Directors of the Company declared a dividend of $0.15 a share for stockholders of record as of December 31, 2004 and payable on January 10, 2005. The dividends declared were accrued and reported as dividends payable in the December 31, 2004 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three month periods ended December 31, 2004 and 2003 is presented below.

For the Three Months Ended December 31                       2004        2003
                                                           ---------   ---------
Weighted average shares outstanding for Basic EPS          1,151,760   1,144,766
Plus incremental shares from assumed issuances of shares
  pursuant to stock option and stock award plans              14,125      14,461
                                                           ---------   ---------
Weighted average shares outstanding for diluted EPS        1,165,885   1,159,227
                                                           =========   =========

NOTE 6.  STOCK OPTION PLAN

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (Statement 148). Statement 148 amended SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 was effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein. Effective with the Company's first interim period after December 15, 2005, the voluntary change to the fair value based method of accounting for stock based compensation becomes mandatory.

The Company has a stock option plan for the benefit of its officers, directors, and key employees. Options totaling 54,000 at a grant price of $12.75 were granted on January 22, 1997. No options have been granted since that date. Previously granted options totaling 13,500 were returned to the Plan due to employment separation of the option holders. The options are exercisable at the rate of 20% annually for years during periods of service as an employee or director, and expire after ten years. Accelerated vesting may occur in certain circumstances as disclosed in the plan documents. Options are exercisable at the fair value on the date of grant. A summary of the changes in the Company's options during the quarters ended December 31, 2004 and 2003 is presented below:

                                                         2004       2003
                                                        -------    -------
Stock options outstanding at beginning of the quarter    32,765     37,336
Granted                                                    --         --
Exercised                                                (5,184)      --
Terminated                                                 --         --
                                                        -------    -------
Stock options outstanding at end of the quarter          27,581     37,336
                                                        =======    =======
Stock options exercisable at end of the quarter          27,581     37,336
                                                        =======    =======

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2004:

Total assets increased by $3.5 million to $91.1 million at December 31, 2004 from $87.6 million at September 30, 2004. The increase in total assets during the quarter ended December 31, 2004 occurred primarily due to an increase in deposits of approximately $3.0 million during the same quarter. Deposits were priced aggressively to retain certain accounts and to attract additional funds from competition. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current quarter, cash and short term cash investments increased by approximately $6.2 million.

Net loans receivable decreased by $4.2 million to $75.0 million at December 31, 2004 from $79.2 million at September 30, 2004. The decrease occurred primarily because of a seasonal decline in outstanding construction loans which decreased by $4.7 million during the current quarter. The Company's construction loan portfolio characteristically expands in the spring corresponding with the area's typical selling season and declines in the fall and winter. The Company's primary lending area continues to show signs of improving economic conditions. However, significant employment growth across a wide spectrum of the local economic base has not yet been evident and a job creating expansion will ultimately determine whether the loan demand is sustainable. The high tech sector of the area's employment base has been hit hard during the past couple of years and has slowed growth in the overall real estate market. Assuming economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion because the Company operates in markets that have historically sustained significant growth and strong loan demand. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities increased by $26,200 to $771,950 at December 31, 2004 from $745,750 at September 30, 2004. The slight increase is attributable to unrealized gains in the Company's investment in FHLMC stock. The Company has decided to maintain higher levels of short term liquidity due to the historically low investment rates available in the market and as a result, has not been actively involved in the buying and selling securities. At December 31, 2004, the Company's investment portfolio, which consisted primarily of FHLB stock and FHLMC stock, had approximately $593,000 in unrealized gains.

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund the growth in its loan portfolio. The Company has recorded a liability of $728,700 at December 31, 2004 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if all participants were to request the balance of their account from the Company in cash instead of stock.

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At December 31, 2004 the Company had repurchased 71,691 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

                          WAKE FOREST BANCSHARES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2004 (CONTINUED):

Retained earnings increased by $183,450 to $12.0 million at December 31, 2004 from $11.8 million at September 30, 2004. The increase is primarily attributable to the Company's earnings of $348,850 during the quarter ended December 31, 2004, reduced by $77,950 in dividends declared during the period and a $87,450 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At December 31, 2004 the Company's capital amounted to $16.7 million, which as a percentage of total assets was 18.32%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY:

The Company's level of non-performing assets, defined as loans past due 90 days or more and foreclosed real estate, as a percentage of total assets outstanding, was 1.64% at December 31, 2004 and 1.70% at September 30, 2004. At December 31, 2004, non-performing assets amounted to $1,491,000 and consisted solely of one foreclosed loan consisting of two convenience stores and an adjacent tract of land. The borrower filed for Chapter 11 bankruptcy after the Company started foreclosure proceedings in the spring of 2004. However, during the fall of 2004 the Bankruptcy Court released the property from the bankruptcy action and the Company acquired the property as a part of the foreclosure process in December 2004. At this time, the Company does not expect to incur a loss on the ultimate sale of the foreclosed property. At December 31, 2004, the Company had no loans past due 90 days or more.

The Company had no loan charge-offs during the current quarter. The Company's loan loss allowance amounted to $757,900 at December 31, 2004 and management believes that it has sufficient loan loss allowances established to cover any loss associated with its loan portfolio. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. In addition, regulatory examiners may require the Association to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Based on management's analysis of the adequacy of its allowances, loan loss provisions totaling $27,500 were provided during the three month period ended December 31, 2004. The Company's allowance for loan losses expressed as a percentage of gross loans outstanding was 1.00% at December 31, 2004 as compared to 0.91% at September 30, 2004.

                          WAKE FOREST BANCSHARES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003:

GENERAL. Net income for the three month period ended December 31, 2004 was $348,850 ($0.30 per share) as compared to $253,923 ($0.22 per share) earned during the same quarter in 2003. As discussed below, changes in net interest income between the comparable periods was primarily responsible for the change in net income during the quarter ended December 31, 2004 as compared to the same period one year earlier.

INTEREST INCOME. Interest income increased by $202,300 from $1,170,550 for the three months ended December 31, 2003 to $1,372,850 for the three months ended December 31, 2004. The increase in interest income resulted from both a 0.49% increase in the average yield on interest-earning assets and a $5.2 million increase in the average balance of interest-earning assets outstanding between the quarters. The Company's yield on interest earning assets was 5.73% for the quarter ended December 31, 2004 and 5.24% for the quarter ended December 31, 2003. The change in yield occurred primarily due to fluctuations in market rates outstanding during the periods and an increase in the mix of loans as a percentage of overall interest earning assets during the current quarter as compared to the same period in 2003. The average balance of outstanding loans increased by more than $9.4 million during the current quarter as compared to same quarter a year earlier.

INTEREST EXPENSE. Interest expense increased by $38,350 from $500,350 for the three months ended December 31, 2003 to $538,700 for the three months ended December 31, 2004. Although the Company's cost of funds increased by 5 basis points during the current quarter as compared to the same quarter a year earlier, the primary reason for the increase in the Company's interest expense was a $4.8 million increase in the average balance of deposits between the quarters. The Company's cost of funds was 2.87% for the quarter ended December 31, 2003 and 2.92% for the quarter ended December 31, 2004. The change in the Company's cost of funds occurred primarily due to fluctuations in market rates between the periods. The increase in the average balance of interest-bearing liabilities occurred primarily due to the aggressive pricing of deposits by the Company in order to maintain an acceptable level of liquidity to meet loan demand.

NET INTEREST INCOME. Net interest income increased by $163,950 from $670,200 for the three months ended December 31, 2003 to $834,150 for the three months ended December 31, 2004. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as changes in the level of interest earning assets and interest-bearing liabilities. The Company's interest rate margin was 3.78% for the current quarter as compared to 3.23% for the quarter ended December 31, 2003.

PROVISION FOR LOAN LOSSES. The Company provided $27,500 and $22,500 in loan loss provisions during the current quarter and the same quarter a year earlier. Management does not believe that there are any significant factors outstanding between the two quarters which would warrant a material change in the level of loan loss provisions. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred.

NON-INTEREST INCOME. The Company's non-interest income is primarily comprised on various fees and service charges on customer accounts as well as security gains and fees earned from secondary market originations. The Company did not have any investment sales in the current quarter or during the same quarter a year earlier. In addition, the Company has been originating residential mortgage loans for its own portfolio over the past eighteen months and therefore very little secondary marketing income has been generated over that same period.

                          WAKE FOREST BANCSHARES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE. Non-interest expense increased by $41,000 to $309,400 for the three month period ended December 31, 2004 from $268,400 for the comparable quarter in 2003. Only two categories of expense changed significantly between the periods. Compensation and related benefits increased from $152,200 during the quarter ended December 31, 2003 to $167,950 in the current quarter. The increase in compensation and benefits occurred primarily because the Company has accrued a higher level of bonuses associated with the greater earnings in the current quarter as compared to the same quarter a year earlier. Other operating expense increased by $29,450 from $61,050 for the quarter ended December 31, 2003 to $90,500 for the current quarter. The increase in other operating expense occurred primarily because of an increase in the Company's state franchise tax expense which increased by $28,550 in the current quarter as compared to the same quarter a year earlier.

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

During the three month period ended December 31, 2004, cash and cash equivalents, a significant source of liquidity, decreased by approximately $6.2 million. Net principal reductions amounting to $2.7 million and proceeds from the Company's operations totaling $511,450 contributed to the increase in cash during the quarter. In addition, an increase in deposits of approximately $3.0 million also contributed to the increase in cash during the current quarter. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2004, the Association had outstanding loan commitments amounting to approximately $3.6 million. The undisbursed portion of construction loans amounted to $13.0 million and unused lines of credit amounted to $3.1 million at December 31, 2004.

                          WAKE FOREST BANCSHARES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2004 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since September 30, 2004. The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

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

                          WAKE FOREST BANCSHARES, INC.
                               DECEMBER 31, 2004


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

                  None

        Item 5.   Other Information

                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  a) The Company filed a Form 8-K on November 01, 2004 to disclose its fiscal year end September 30, 2004 earnings.

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

                                             WAKE FOREST BANCSHARES, INC.

Dated  February 11, 2005                     By: s/s Robert C. White
      -------------------                        -------------------------------
                                                 Robert C. White
                                                 Chief Executive Officer and
                                                 Chief Financial Officer