Form 10QSB
period 2005-03-31
WAKE FOREST BANCSHARES INC
filed 2005-05-12
CIK 1085175

          FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended      March  31, 2005
                                                    ---------------------

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                    to
                                            ------------------    -------------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 01, 2005 there were issued and outstanding 1,157,781 shares of the Issuer's common stock, $.01 par value

Transitional Small Business Disclosure Format:  Yes     No   X
                                                     ---    ---

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS



Item 1.  Financial Statements

Consolidated statements of financial condition at March 31, 2005 (unaudited)
     and September 30, 2004                                                                                            1
Consolidated statements of income for the three months ended March 31, 2005
     and March 31, 2004 (unaudited)                                                                                    2
Consolidated statements of income for the six months ended March 31, 2005
     and March 31, 2004 (unaudited)                                                                                    3
Consolidated statements of comprehensive income for the three and six months ended
     March 31, 2005 and March 31, 2004 (unaudited)                                                                     4
Consolidated statements of cash flows for the six months ended
     March 31, 2005 and March 31, 2004 (unaudited)                                                                     5
Notes to consolidated financial statements (unaudited)                                                             6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         9 -14

Item 3.  Controls and Procedures                                                                                      15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            16
Item 2.  Changes in Securities                                                                                        16
Item 3.  Defaults upon Senior Securities                                                                              16
Item 4.  Submission of Matters to a Vote of Security Holders                                                          16
Item 5.  Other Information                                                                                            16
Item 6.  Exhibits and Reports on Form 8-K                                                                             16

Signatures                                                                                                            17
Exhibits                                                                                                           18-19

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2005 and September 30, 2004

                                                                         March 31           September 30,
ASSETS                                                                     2005                 2004
                                                                      ------------          -------------
                                                                        (Unaudited)              *
Cash and short-term cash investments                                  $ 20,142,050           $  5,851,250
Investment securities:
  Available for sale, at estimated market value                            515,350                531,950
  FHLB stock                                                               182,300                213,800
Loans receivable, net of loan loss allowances of $795,000 at
  March 31, 2005 and $730,400 at September 30, 2004                     71,515,250             79,241,350
Accrued interest receivable                                                138,750                121,550
Foreclosed assets, net                                                   1,503,800                    -
Property and equipment, net                                                348,750                361,400
Bank owned life insurance                                                1,039,550              1,021,850
Deferred income taxes, net                                                 242,800                223,200
Prepaid expenses and other assets                                           86,200                 83,350
                                                                      ------------           ------------
          Total Assets                                                $ 95,714,800           $ 87,649,700
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                              $ 77,352,350           $ 69,891,450
Accrued interest on deposits                                                22,550                 14,850
Accrued expenses and other liabilities                                     647,500                623,400
Dividends payable                                                           78,150                 72,050
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                              639,550                641,250
                                                                      ------------           ------------
         Total Liabilities                                              78,740,100             71,243,000
                                                                      ------------           ------------

Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued                     -                      -
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,230,702 shares at March 31, 2005 and
  1,221,183 shares at September 30, 2004                                    12,300                 12,200
Additional paid-in capital                                               5,378,950              5,257,650
Accumulated other comprehensive income                                     314,550                324,900
Retained earnings, substantially restricted                             12,326,000             11,788,750
Less: Common stock in treasury, at cost                                 (1,057,100)              (976,800)
                                                                      ------------           ------------
Total stockholders' equity                                              16,974,700             16,406,700
                                                                      ------------           ------------
Total liabilities and stockholders' equity                            $ 95,714,800           $ 87,649,700
                                                                      ============           ============

See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                  2005                 2004
                                                              -----------           -----------
Interest and dividend income:
 Loans                                                        $ 1,304,200           $ 1,144,450
 Investment securities                                              4,650                 4,400
 Short-term cash investments                                       82,100                31,700
                                                              -----------           -----------
     Total interest income                                      1,390,950             1,180,550
                                                              -----------           -----------
Interest expense:
 Interest on deposits                                             539,250               481,100
                                                              -----------           -----------
     Total interest expense                                       539,250               481,100
                                                              -----------           -----------

Net interest income before provision for loan losses              851,700               699,450
Provision for loan losses                                         (37,100)              (22,500)
                                                              -----------           -----------
Net interest income after provision for loan losses               814,600               676,950
                                                              -----------           -----------

Noninterest income:
 Service charges and fees                                          12,750                16,350
 Secondary market fee income                                        4,000                   -
 Other                                                              7,500                   600
                                                              -----------           -----------
                                                                   24,250                16,950
                                                              -----------           -----------
Noninterest expense:
 Compensation and benefits                                        190,300               156,100
 Occupancy                                                         11,500                11,650
 Federal insurance and operating assessments                       10,450                 9,700
 Data processing                                                   33,800                29,050
 REO provisions and expense                                         5,600                 5,050
 Other operating expense                                           76,800                79,750
                                                              -----------           -----------
                                                                  328,450               291,300
                                                              -----------           -----------

Income before income taxes                                        510,400               402,600
Income taxes                                                      167,600               152,550
                                                              -----------           -----------
Net income                                                    $   342,800           $   250,050
                                                              ===========           ===========

Basic earnings per share                                      $      0.30           $      0.22
Diluted earnings per share                                    $      0.29           $      0.22
Dividends per share                                           $      0.15           $      0.14

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                 2005                 2004
                                                              -----------           -----------
Interest and dividend income:
 Loans                                                        $ 2,628,100           $ 2,276,900
 Investment securities                                              9,050                 8,500
 Short-term cash investments                                      126,650                65,700
                                                              -----------           -----------
     Total interest income                                      2,763,800             2,351,100
                                                              -----------           -----------
Interest expense:
 Interest on deposits                                           1,077,950               981,400
                                                              -----------           -----------
     Total interest expense                                     1,077,950               981,400
                                                              -----------           -----------

Net interest income before provision for loan losses            1,685,850             1,369,700
Provision for loan losses                                         (64,600)              (45,000)
                                                              -----------           -----------
Net interest income after provision for loan losses             1,621,250             1,324,700
                                                              -----------           -----------

Noninterest income:
 Service charges and fees                                          27,250                29,150
 Secondary market fee income                                        4,000                13,000
 Other                                                             18,650                 6,250
                                                              -----------           -----------
                                                                   49,900                48,400
                                                              -----------           -----------
Noninterest expense:
 Compensation and benefits                                        358,250               308,300
 Occupancy                                                         21,500                23,450
 Federal insurance and operating assessments                       20,850                19,650
 Data processing                                                   64,350                57,650
 REO provisions and expense                                         5,600                 9,900
 Other operating expense                                          167,300               140,750
                                                              -----------           -----------
                                                                  637,850               559,700
                                                              -----------           -----------

Income before income taxes                                      1,033,300               813,400
Income taxes                                                      341,650               309,400
                                                              -----------           -----------
Net income                                                    $   691,650           $   504,000
                                                              ===========           ===========

Basic earnings per share                                      $      0.60           $      0.44
Diluted earnings per share                                    $      0.60           $      0.43
Dividends per share                                           $      0.30           $      0.28

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                                       2005                2004
                                                                                     ---------           ---------
FOR THE THREE MONTHS ENDED MARCH 31:
Net income                                                                           $ 342,800           $ 250,050
                                                                                     ---------           ---------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period                            (53,100)              3,750
    Less:  reclassification adjustments for gains (losses)
                  included in net income                                                   -                   -
                                                                                     ---------           ---------
Other comprehensive income (loss)                                                      (53,100)              3,750
                                                                                     ---------           ---------
Comprehensive income                                                                 $ 289,700           $ 253,800
                                                                                     =========           =========

                                                                                          2005                2004
                                                                                     ---------           ---------
FOR THE SIX MONTHS ENDED MARCH 31:
Net income                                                                           $ 691,650           $ 504,000
                                                                                     ---------           ---------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period                            (10,350)             33,950
    Less:  reclassification adjustments for gains (losses)
                  included in net income                                                   -                   -
                                                                                     ---------           ---------
Other comprehensive income (loss)                                                      (10,350)             33,950
                                                                                     ---------           ---------
Comprehensive income                                                                 $ 681,300           $ 537,950
                                                                                     =========           =========

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                            2005                  2004
                                                                       ------------           ------------
Net income                                                             $    691,650                504,000
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                            12,650                 13,900
     Provision for loan losses                                               64,600                 45,000
     Gain on sale of foreclosed assets, net                                     -                   (3,300)
     Deferred income taxes                                                  (13,250)               (16,550)
      Increase in cash surrender value of life insurance                    (17,700)                   -
Changes in assets and liabilities:
     Prepaid expenses and other assets                                       (2,850)                60,550
     Accrued interest receivable                                            (17,200)               (18,850)
     Accrued interest on deposits                                             7,700                 (2,500)
     Accrued expenses and other liabilities                                  24,100                (53,200)
                                                                       ------------           ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                749,700                529,050
                                                                       ------------           ------------
Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                              6,157,700             (5,611,650)
Capital additions to foreclosed assets                                          -                  (12,950)
Redemption of FHLB stock                                                     31,500                 12,100
Purchase of property and equipment                                              -                     (600)
Proceeds from sale of foreclosed assets                                         -                  291,600
                                                                       ------------           ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    6,189,200             (5,321,500)
                                                                       ------------           ------------
Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                       7,460,900              3,559,500
Proceeds from exercise of stock options                                     121,400                    -
Repurchase of common stock for the Treasury                                 (80,300)                   -
Dividends paid                                                             (150,100)              (142,900)
                                                                       ------------           ------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    7,351,900              3,416,600
                                                                       ------------           ------------
Net increase in cash and cash equivalents                                14,290,800             (1,375,850)
Cash and cash equivalents:
   Beginning                                                              5,851,250             16,742,200
                                                                       ------------           ------------
   Ending                                                              $ 20,142,050           $ 15,366,350
                                                                       ============           ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                              $  1,070,250           $    983,950
                                                                       ============           ============
Cash payment of income taxes                                           $    406,750           $    290,500
                                                                       ============           ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings          $     (1,700)          $    145,750
                                                                       ============           ============
Transfer of loans to foreclosed assets                                 $  1,503,800           $    196,100
                                                                       ============           ============
Increase (decrease) in unrealized gain on investment
  securities, net of tax                                               $    (10,350)          $     33,950
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

The Company was formed on May 7, 1999 solely for the purpose of becoming a savings and loan holding company and had no prior operating history. The formation of the Company had no impact on the operations of the Association or the MHC. The Association continues to operate at the same location and is subject to all the rights, obligations and liabilities of the Association which existed immediately prior to the formation of the Company. The Board of Directors of the Association capitalized the Company with $100,000. Future capitalization of the Company will depend upon dividends declared by the Association based on future earnings, or the raising of additional capital by the Company through a future issuance of securities, debt or by other means. The Board of Directors of the Company has no present plans or intentions with respect to any future issuance of securities or debt at this time.

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

NOTE 3.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2004, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2005. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2004 Annual Report to Stockholders.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4.    DIVIDENDS DECLARED

On March 21, 2005, the Board of Directors of the Company declared a dividend of $0.15 a share for stockholders of record as of March 31, 2005 and payable on April 11, 2005. The dividends declared were accrued and reported as dividends payable in the March 31, 2005 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2005 and 2004 is presented below.

For the Three Months Ended March 31:                                      2005               2004
                                                                       ---------          ---------
Weighted average shares outstanding for Basic EPS                      1,154,925          1,144,766
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                            11,080             17,460
                                                                       ---------          ---------
Weighted average shares outstanding for diluted EPS                    1,166,005          1,162,226
                                                                       =========          =========

For the Six Months Ended March 31:                                          2005               2004
                                                                       ---------          ---------
Weighted average shares outstanding for Basic EPS                      1,153,325          1,144,766
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                            12,585             16,065
                                                                       ---------          ---------
Weighted average shares outstanding for diluted EPS                    1,165,910          1,160,831
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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  STOCK OPTION PLAN (CONTINUED)

 A summary of the changes in the Company's options during the quarters ended March 31, 2005 and 2004 is presented below:


                                                                 2005             2004
                                                               -------           -------
Stock options outstanding at beginning of the quarter           27,581            37,336
Granted                                                            -                 -
Exercised                                                       (4,335)              -
Terminated                                                         -                 -
                                                               -------           -------
Stock options outstanding at end of the quarter                 23,246            37,336
                                                               =======           =======
Stock options exercisable at end of the quarter                 23,246            37,336
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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND MARCH 31, 2005

Total assets increased by $8.1 million to $95.7 million at March 31, 2005 from $87.6 million at September 30, 2004. The increase in total assets during the six month period ended March 31, 2005 occurred primarily due to an increase in deposits of approximately $7.5 million during the same period. Deposits were priced aggressively to retain certain accounts and to attract additional funds from competition. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current six month period, cash and short term cash investments increased by approximately $14.3 million.

Net loans receivable decreased by $7.7 million to $71.5 million at March 31, 2005 from $79.2 million at September 30, 2004. The decrease occurred primarily because of a seasonal decline in outstanding construction loans which decreased by $7.6 million during the current six month period. The Company's construction loan portfolio characteristically expands later in the spring corresponding with the area's typical selling season and declines in the winter. The Company's primary lending area continues to show signs of improving economic conditions. However, significant employment growth across a wide spectrum of the local economic base has not yet been evident and a job creating expansion will ultimately determine whether the loan demand is sustainable. The high tech sector of the area's employment base has been hit hard during the past couple of years and has slowed growth in the overall real estate market. Assuming economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion because the Company operates in markets that have historically sustained significant growth and strong loan demand. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities decreased by $48,100 to $697,650 at March 31, 2005 from $745,750 at September 30, 2004. The slight decrease is attributable to a $16,600 unrealized loss in the Company's investment in FHLMC stock during the past six months and a required $31,500 redemption in the Company's FHLB stock during the same period. The Company has decided to maintain higher levels of short term liquidity due to the historically low investment rates available in the market and as a result, has not been actively involved in the buying and selling securities. At March 31, 2005, the Company's investment portfolio consisted of FHLB stock and FHLMC stock. The FHLMC stock had approximately $507,000 in unrealized gains at the end of the current quarter.

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund lending and other cash commitments. The Company has recorded a liability of $639,550 at March 31, 2005 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if all participants were to request the balance of their account from the Company in cash instead of stock.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND MARCH 31, 2005 (CONTINUED)

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At March 31, 2005 the Company had repurchased 74,735 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $537,250 to $12.3 million at March 31, 2005 from $11.8 million at September 30, 2004. The increase is primarily attributable to the Company's earnings of $691,650 during the six month period ended March 31, 2005, reduced by $156,100 in dividends declared during the period and a $1,700 recovery of prior charges to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At March 31, 2005 the Company's capital amounted to $17.0 million, which as a percentage of total assets was 17.73%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY

The Company's level of non-performing assets, defined as loans past due 90 days or more and foreclosed real estate, as a percentage of total assets outstanding, was 2.01% at March 31, 2005 and 1.70% at September 30, 2004. At March 31, 2005,
non-performing assets amounted to $1,927,350 and consisted of 1) a foreclosed commercial property ($1,503,800) consisting of two convenience stores and an adjacent tract of land and 2) one single-family residential loan amounting to $423,600. The borrower of the commercial property filed for Chapter 11 bankruptcy after the Company started foreclosure proceedings in the spring of 2004. However, during the fall of 2004 the Bankruptcy Court released the property from the bankruptcy action and the Company acquired the property as a part of the foreclosure process in December 2004. At this time, the Company does not expect to incur a loss on the ultimate sale of the foreclosed property. Subsequent to March 31, 2005, the borrower of the single-family residential property brought the loan current.

The Company had no loan charge-offs during the current quarter or six month period ended March 31, 2005. The Company's loan loss allowance amounted to $795,000 at March 31, 2005 and management believes that it has sufficient loan loss allowances established to cover any loss associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and a formula allowance for the remainder of the portfolio under the provisions of SFAS No. 5, "Accounting for Contingencies." Because the Company only originates loans securing by real estate, specific problem loans are graded using the standard regulatory classifications and are evaluated for impairment under SFAS No. 114 based upon the collateral's fair value less estimated cost of disposal.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ASSET QUALITY (CONTINUED)

All other loans with unidentified impairment issues are pooled and segmented by major loan types (residential properties, commercial real estate, land, etc.). Loan loss rates for these categories are then generated by capturing historical loan losses net of recoveries over a five and ten year period, with added weight given to the more recent five year period. Qualitative factors that may affect loan collectibility such as geographical concentrations, local economic conditions, and delinquency trends are also considered in determining the Company's best estimate of the range of credit losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate values and other conditions differ substantially from the current operating environment. In addition, regulatory examiners may require the Association to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

GENERAL. Net income for the three month period ended March 31, 2005 was $342,800, or $92,750 more than the $250,050 earned during the same quarter in 2004. Net income for the six month period ended March 31, 2005 was $691,650, or $187,650 more than the $504,000 earned during the same period in 2004. As discussed below, changes in net interest income between the comparable periods were primarily responsible for the change in net income during the current quarter and six month period end March 31,2005 when compared to the same periods a year earlier.

INTEREST INCOME. Interest income increased by $210,400 from $1,180,550 for the three months ended March 31, 2004 to $1,390,950 for the three months ended March 31, 2005. The increase in interest income resulted from both a 53 basis point increase in the average yield on interest earning assets between the quarters and an increase of $4.3 million in the average balance of interest-earning assets outstanding between the periods. Interest income increased by $412,700 from $2,351,100 for the six months ended March 31, 2004 to $2,763,800 for the six months ended March 31, 2005.

The rise in interest income resulted from both a 50 basis point increase in the yield on interest-earning assets between the periods and an increase of $4.8 million in the average balance of interest-earning assets outstanding between the six month periods. The Company's yield on interest earning assets was 5.76% and 5.74% for the quarter and six month period ended March 31, 2005; respectively, and 5.23% and 5.24% for the quarter and six month period ended March 31, 2004; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant portion of the Company's assets are able to re-price quickly when market rates influenced by Federal Reserve rate movements change.

INTEREST EXPENSE. Interest expense increased by $58,150 from $481,100 for the three months ended March 31, 2004 to $539,250 for the three months ended March 31, 2005. Interest expense increased by $96,550 from $981,400 for the six months ended March 31, 2004 to $1,077,950 for the six months ended March 31, 2005. The increases were primarily the result of an increase in the Company's cost of funds between the periods, which increased by 16 basis points and 11 basis points for the three and six month periods ended March 31, 2005; respectively, as compared to the same periods a year earlier. As a result of overall higher market rates, the Company's cost of funds increased from 2.83% and 2.85% for the quarter and six month period ended March 31, 2004; respectively, to 2.99% and 2.96% for the quarter and six month period ended March 31, 2005, respectively.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004 (CONTINUED)

NET INTEREST INCOME. Net interest income increased by $152,250 from $699,450 for the three months ended March 31, 2004 to $851,700 for the three months ended March 31, 2005. Net interest income increased by $316,150 from $1,369,700 for the six months ended March 31, 2004 to $1,685,850 for the six months ended March 31, 2005. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as changes in the level of interest earning assets and interest-bearing liabilities. The Company's net interest margin was 3.81% and 3.80% for the current quarter and six months ended March 31, 2005 versus 3.29% and 3.26% for the same quarter and six month period a year earlier.

PROVISION FOR LOAN LOSSES. The Company provided $37,100 and $64,600 in loan loss provisions during the current quarter and six month period ended March 31, 2005; respectively, as compared to $22,500 and $45,000 during the three and six month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management does not believe that there are any significant factors outstanding between the two quarters which would warrant a material change in the level of loan loss provisions. None of the provisions provided during the reported periods occurred due to the impairment of specific loans as required by SFAS No. 114.

NON-INTEREST INCOME. The Company's non-interest income is primarily comprised on various fees and service charges on customer accounts as well as security gains and fees earned from secondary market originations. The Company did not have any investment sales during any of the periods being reported upon. In addition, the Company has been originating residential mortgage loans for its own portfolio over the past eighteen months and therefore very little secondary marketing income has been generated over that same period.

NON-INTEREST EXPENSE. Non-interest expense increased by $37,150 to $328,450 for the three month period ended March 31, 2005 from $291,300 for the comparable quarter in 2004. Non-interest expense increased by $78,150 to $637,850 for the six month period ended March 31, 2005 from $559,700 for the same period a year earlier. Only one category of expense changed significantly between the current quarter and same quarter a year earlier. Compensation and related benefits increased by $34,200 from $156,100 during the quarter ended March 31, 2004 to $190,300 in the current quarter. Compensation and related benefits increased by $49,950 during the current six month period ended March 31, 2005 as compared to the same period a year earlier. The increases in compensation and benefits occurred primarily because the Company accrued a higher level of bonuses associated with the greater earnings in the current year as compared to the same periods a year earlier. The only other item with significant change was "other operating expense" which increased by $26,550 from $140,750 for the six month period ended March 31, 2004 to $167,300 for the current six month period. The increase in other operating expense occurred primarily because of an increase in the Company's state franchise tax expense which increased by $30,900 in the current year as compared to the same period a year earlier.

INCOME TAXES. The effective tax rate was 33% for the current and six month period ended March 31, 2005 and 38% for the quarter and six month period ended March 31, 2004. The rate decreased during the current period due to certain tax exempt earnings and other deductible transactions.

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

During the six month period ended March 31, 2005, cash and cash equivalents, a significant source of liquidity, increased by approximately $14.3 million. Net principal reductions of $6.2 million and an increase in deposits of approximately $7.5 million were the primary factors which contributed to the increase in cash during the current six month period. There were no significant uses of cash during the six month period ended March 31, 2005. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2005, the Association had outstanding loan commitments amounting to approximately $4.2 million. The undisbursed portion of construction loans amounted to $15.4 million and unused lines of credit amounted to $3.7 million at March 31, 2005.

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

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

Allowance for Loan Losses

The most critical estimate concerns the Company's allowance for loan losses. The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company's methodology for assessing the appropriations of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans as described in SFAS No. 114 and a formula allowance for the remainder of the portfolio as permitted by SFAS No. 5.

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for large and other specifically identified loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Because substantially all of the Company's loans are collateral dependent, the fair value methodology is perfered manner of measuring impairment. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change over time.

All other loans with unidentified impairment issues are pooled and segmented by major loan types. Loan loss rates for these categories of loans are then generated by capturing historical loan losses net of recoveries over a five and ten year period, giving emphasis to the more recent five year period. Qualitative factors that may affect loan collectibility such as geographical concentrations, local economic conditions, delinquency trends, and changes in the mix and volume of the portfolio are also considered in determining the Company's best estimate of the range of credit losses in the Company's loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate values and other conditions differ substantially from the current operating environment.

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

                          WAKE FOREST BANCSHARES, INC.
                                 MARCH 31, 2005


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

                  None

        Item 3.   Defaults Upon Senior Securities

                  None

        Item 4.   Submission of Matters to a Vote of Security Holders

                  On February 22, 2005, the annual meeting of stockholders was held to consider and vote upon the election of three directors of the Company and to ratify the appointment of Dixon Hughes PLLC as independent auditors for the Company's fiscal year ending September 30, 2005. All items were approved by the stockholders as shown below.


        Vote concerning the election of directors of the Company:

                                       For            Against          Withheld            Total
                                 ------------------------------------------------------------------------
      Howard L. Brown                   1,042,274                -            2,450            1,044,724
      Robert C. White                   1,042,674                -            2,050            1,044,724
      R.W. Wilkinson III                1,042,274                -            2,450            1,044,724

        Vote concerning ratification of Dixon Hughes PLLC as independent auditors for the year ending September 30, 2005:

                                 For            Against         Abstained            Total
                                 ------------------------------------------------------------------------
                                        1,044,474                -              250            1,044,724

        The foregoing matters are described in detail in the Company's proxy statement dated January 21, 2005 for the 2005 Annual Meeting of stockholders.



        Item 5.   Other Information

                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  a) Exhibit 31 Certification of Pursuant to 18 U.S.C. Section
                     1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  b) Exhibit 32 Certification of Pursuant to 18 U.S.C. Section
                     1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WAKE FOREST BANCSHARES, INC.

Dated     May 12, 2005                     By: s/s Robert C. White
      ---------------------                    --------------------------------
                                               Robert C. White
                                               Chief Executive Officer and
                                               Chief Financial Officer