Form 10QSB
period 2005-06-30
WAKE FOREST BANCSHARES INC
filed 2005-08-12
CIK 1085175

          FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended         June 30, 2005
                                            ----------------------


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                                       to
                                   -------------------------------------


                        Commission file number 000-25999

                          WAKE FOREST BANCSHARES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

     United States of America                             56-2131079
 -------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 01, 2005 there were issued and outstanding 1,155,096 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes       No  X
                                                   -----    -----

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


Item 1.  Financial Statements

Consolidated statements of financial condition at June 30, 2005 (unaudited)
     and September 30, 2004                                                                                            1
Consolidated statements of income for the three months ended June 30, 2005
     and June 30, 2004 (unaudited)                                                                                     2
Consolidated statements of income for the nine months ended June 30, 2005
     and June 30, 2004 (unaudited)                                                                                     3
Consolidated statements of comprehensive income for the three and nine months ended
     June 30, 2005 and June 30, 2004 (unaudited)                                                                       4
Consolidated statements of cash flows for the nine months ended
     June 30, 2005 and June 30, 2004 (unaudited)                                                                       5
Notes to consolidated financial statements (unaudited)                                                             6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         9 -14

Item 3.  Controls and Procedures                                                                                      15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            16
Item 2.  Changes in Securities                                                                                        16
Item 3.  Defaults upon Senior Securities                                                                              16
Item 4.  Submission of Matters to a Vote of Security Holders                                                          16
Item 5.  Other Information                                                                                            16
Item 6.  Exhibits                                                                                                     16

Signatures                                                                                                            17
Exhibits                                                                                                           18-19

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2005 and September 30, 2004

                                                                     June 30,         September 30,
ASSETS                                                                 2005                2004
                                                                  ------------       ------------
                                                                   (Unaudited)              *
Cash and short-term cash investments                              $ 23,959,150       $  5,851,250
Investment securities:
  Available for sale, at estimated market value                        531,900            531,950
  FHLB stock                                                           182,300            213,800
Loans receivable, net of loan loss allowances of $820,000 at
  June 30, 2005 and $730,400 at September 30, 2004                  70,855,550         79,241,350
Accrued interest receivable                                            147,750            121,550
Foreclosed assets, net                                               1,503,800               --
Property and equipment, net                                            342,450            361,400
Bank owned life insurance                                            1,049,300          1,021,850
Deferred income taxes, net                                             247,050            223,200
Prepaid expenses and other assets                                       51,350             83,350
                                                                  ------------       ------------
          Total Assets                                            $ 98,870,600       $ 87,649,700
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                          $ 80,074,400       $ 69,891,450
Accrued interest on deposits                                            27,800             14,850
Accrued expenses and other liabilities                                 887,600            623,400
Dividends payable                                                       78,750             72,050
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                          522,100            641,250
                                                                  ------------       ------------
         Total Liabilities                                          81,590,650         71,243,000
                                                                  ------------       ------------

Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued                --                 --
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,234,831 shares at June 30, 2005 and
  1,221,183 shares at September 30, 2004                                12,350             12,200
Additional paid-in capital                                           5,431,500          5,257,650
Accumulated other comprehensive income                                 324,800            324,900
Retained earnings, substantially restricted                         12,668,900         11,788,750
Less: Common stock in treasury, at cost                             (1,157,600)          (976,800)
                                                                  ------------       ------------
Total stockholders' equity                                          17,279,950         16,406,700
                                                                  ------------       ------------
Total liabilities and stockholders' equity                        $ 98,870,600       $ 87,649,700
                                                                  ============       ============

See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                              2005              2004
                                                          -----------       -----------
Interest and dividend income:
 Loans                                                    $ 1,287,100       $ 1,155,800
 Investment securities                                          4,900             4,300
 Short-term cash investments                                  152,000            25,900
                                                          -----------       -----------
     Total interest income                                  1,444,000         1,186,000
                                                          -----------       -----------
Interest expense:
 Interest on deposits                                         602,000           479,700
                                                          -----------       -----------
     Total interest expense                                   602,000           479,700
                                                          -----------       -----------

Net interest income before provision for loan losses          842,000           706,300
Provision for loan losses                                     (25,000)          (22,500)
                                                          -----------       -----------
Net interest income after provision for loan losses           817,000           683,800
                                                          -----------       -----------

Noninterest income:
 Service charges and fees                                      10,200            14,000
 Gain on sale of foreclosed assets                               --              25,500
 Other                                                          9,950            11,250
                                                          -----------       -----------
                                                               20,150            50,750
                                                          -----------       -----------
Noninterest expense:
 Compensation and benefits                                    185,600           167,600
 Occupancy                                                     10,750            11,050
 Federal insurance and operating assessments                   10,500             9,650
 Data processing                                               30,250            32,550
 REO provisions and expense                                    57,600             5,450
 Other operating expense                                       70,450            63,200
                                                          -----------       -----------
                                                              365,150           289,500
                                                          -----------       -----------

Income before income taxes                                    472,000           445,050
Income taxes                                                  167,800           172,400
                                                          -----------       -----------
Net income                                                $   304,200       $   272,650
                                                          ===========       ===========

Basic earnings per share                                  $      0.26       $      0.24
Diluted earnings per share                                $      0.26       $      0.23
Dividends per share                                       $      0.15       $      0.14

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                              2005              2004
                                                          -----------       -----------
Interest and dividend income:
 Loans                                                    $ 3,915,200       $ 3,432,650
 Investment securities                                         13,950            12,800
 Short-term cash investments                                  278,650            91,650
                                                          -----------       -----------
     Total interest income                                  4,207,800         3,537,100
                                                          -----------       -----------
Interest expense:
 Interest on deposits                                       1,679,950         1,461,100
                                                          -----------       -----------
     Total interest expense                                 1,679,950         1,461,100
                                                          -----------       -----------

Net interest income before provision for loan losses        2,527,850         2,076,000
Provision for loan losses                                     (89,600)          (67,500)
                                                          -----------       -----------
Net interest income after provision for loan losses         2,438,250         2,008,500
                                                          -----------       -----------

Noninterest income:
 Service charges and fees                                      37,450            43,100
 Secondary market fee income                                    4,000            13,050
 Gain on sale of foreclosed assets                               --              30,750
 Other                                                         28,600            12,250
                                                          -----------       -----------
                                                               70,050            99,150
                                                          -----------       -----------
Noninterest expense:
 Compensation and benefits                                    543,850           475,900
 Occupancy                                                     32,300            34,500
 Federal insurance and operating assessments                   31,350            29,300
 Data processing                                               94,600            90,150
 REO provisions and expense                                    63,200            15,350
 Other operating expense                                      237,700           204,000
                                                          -----------       -----------
                                                            1,003,000           849,200
                                                          -----------       -----------

Income before income taxes                                  1,505,300         1,258,450
Income taxes                                                  509,450           481,850
                                                          -----------       -----------
Net income                                                $   995,850       $   776,600
                                                          ===========       ===========

Basic earnings per share                                  $      0.86       $      0.68
Diluted earnings per share                                $      0.85       $      0.67
Dividends per share                                       $      0.45       $      0.42

See Notes to Consolidated Financial Statements

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                   2005          2004
                                                                 --------      --------
FOR THE THREE MONTHS ENDED JUNE 30:
Net income                                                       $304,200      $272,650
                                                                 --------      --------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period        10,250        21,400
    Less: reclassification adjustments for gains (losses)
               included in net income                                --            --
                                                                 --------      --------
Other comprehensive income (loss)                                  10,250        21,400
                                                                 --------      --------
Comprehensive income                                             $314,450      $294,050
                                                                 ========      ========

                                                                   2005          2004
                                                                 --------      --------
FOR THE NINE MONTHS ENDED JUNE 30:
Net income                                                      $ 995,850     $ 776,600
                                                                ---------     ---------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period          (100)       55,350
    Less: reclassification adjustments for gains (losses)
               included in net income                                --            --
                                                                ---------     ---------
Other comprehensive income (loss)                                    (100)       55,350
                                                                ---------     ---------
Comprehensive income                                            $ 995,750     $ 831,950
                                                                =========     =========

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                        2005               2004
                                                                   ------------       ------------
Net income                                                         $    995,850            776,600
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                        18,950             20,850
     Provision for loan losses                                           89,600             67,500
     Gain on sale of foreclosed assets, net                                --              (30,750)
     Deferred income taxes                                              (23,850)           (41,800)
      Increase in cash surrender value of life insurance                (27,450)           (10,950)
Changes in assets and liabilities:
     Prepaid expenses and other assets                                   32,000           (132,100)
     Accrued interest receivable                                        (26,200)           (32,500)
     Accrued interest on deposits                                        12,950             (6,100)
     Accrued expenses and other liabilities                             264,200             79,650
                                                                   ------------       ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,336,050            690,400
                                                                   ------------       ------------
Cash Flows From Investing Activities:
Net (increase) decrease  in loans receivable                          6,792,400         (6,991,550)
Capital additions to foreclosed assets                                     --              (12,950)
Redemption of FHLB stock                                                 31,500             12,100
Purchase of property and equipment                                         --                 (600)
Purchase of bank owned life insurance contracts                            --           (1,000,000)
Proceeds from sale of foreclosed assets                                    --              682,500
                                                                   ------------       ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                6,823,900         (7,310,500)
                                                                   ------------       ------------
Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                  10,182,950           (125,600)
Proceeds from exercise of stock options                                 174,000             53,900
Repurchase of common stock for the Treasury                            (180,800)            (1,900)
Dividends paid                                                         (228,200)          (214,350)
                                                                   ------------       ------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                9,947,950           (287,950)
                                                                   ------------       ------------
Net increase in cash and cash equivalents                            18,107,900         (6,908,050)
Cash and cash equivalents:
   Beginning                                                          5,851,250         16,742,200
                                                                   ------------       ------------
   Ending                                                          $ 23,959,150       $  9,834,150
                                                                   ============       ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                          $  1,667,000       $  1,467,200
                                                                   ============       ============
Cash payment of income taxes                                       $    506,000       $    446,500
                                                                   ============       ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings      $   (119,150)      $      7,300
                                                                   ============       ============
Transfer of loans to foreclosed assets                             $  1,503,800       $    196,100
                                                                   ============       ============
Increase (decrease) in unrealized gain on investment
  securities, net of tax                                           $       (100)      $     55,350
                                                                   ============       ============

See Notes to Consolidated Finanical Statements

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

NOTE 3. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2004, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2005. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2004 Annual Report to Stockholders.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DIVIDENDS DECLARED

On June 20, 2005, the Board of Directors of the Company declared a dividend of $0.15 a share for stockholders of record as of June 30, 2005 and payable on July 11, 2005. The dividends declared were accrued and reported as dividends payable in the June 30, 2005 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

NOTE 5. EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2005 and 2004 is presented below.

For the Three Months Ended June 30:                              2005           2004
                                                              ---------      ---------
Weighted average shares outstanding for Basic EPS             1,157,354      1,147,066
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                    9,508         15,113
                                                              ---------      ---------
Weighted average shares outstanding for diluted EPS           1,166,862      1,162,179
                                                              =========      =========

For the Nine Months Ended June 30:                                 2005           2004
                                                              ---------      ---------
Weighted average shares outstanding for Basic EPS             1,154,668      1,145,530
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                   11,540         15,755
                                                              ---------      ---------
Weighted average shares outstanding for diluted EPS           1,166,208      1,161,285
                                                              =========      =========

NOTE 6. STOCK OPTION PLAN

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (Statement 148). Statement 148 amended SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 was effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein. Effective with the Company's first annual period beginning after December 15, 2005, the voluntary change to the fair value based method of accounting for stock based compensation becomes mandatory pursuant to SFAS No. 123 "Revised."

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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. STOCK OPTION PLAN (CONTINUED)

 A summary of the changes in the Company's options during the quarters ended June 30, 2005 and 2004 is presented below:

                                                           2005          2004
                                                         -------       -------
Stock options outstanding at beginning of the quarter     23,246        37,336
Granted                                                     --            --
Exercised                                                 (4,129)       (4,229)
Terminated                                                  --            --
                                                         -------       -------
Stock options outstanding at end of the quarter           19,117        33,107
                                                         =======       =======
Stock options exercisable at end of the quarter           19,117        33,107
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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND JUNE 30, 2005

Total assets increased by $11.3 million to $98.9 million at June 30, 2005 from $87.6 million at September 30, 2004. The increase in total assets during the nine month period ended June 30, 2005 occurred primarily due to an increase in deposits of approximately $10.2 million during the same period. Deposits were priced aggressively to retain certain accounts and to attract additional funds from competition. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current nine month period, cash and short term cash investments increased by approximately $18.1 million.

Net loans receivable decreased by $8.4 million to $70.8 million at June 30, 2005 from $79.2 million at September 30, 2004. The decrease occurred primarily because of a decline in outstanding construction loans which decreased by $9.2 million during the current nine month period. The Company's construction loan portfolio decreased primarily because many builders have elected to maintain lower levels of outstanding speculative loans. In addition, other competing institutions have entered our local market with aggressive pricing plans. The Company's primary lending area continues to show signs of improving economic conditions and steady employment growth across a wide spectrum of the local economic base has started to occur. Typically, these factors contribute to sustainable loan demand. However, the high tech sector of the area's employment base has been hit hard during the past several years and has somewhat slowed growth in the overall real estate market. Assuming economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion because the Company operates in markets that have historically shown significant growth and strong loan demand. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities decreased by $31,550 to $714,200 at June 30, 2005 from $745,750 at September 30, 2004. The slight decrease is primarily attributable to a required $31,500 redemption in the Company's FHLB stock during the same period. The Company has decided to maintain higher levels of short term liquidity due to the relatively flat yield curve for investments with longer maturities. Management decided that the resulting interest rate risk on longer term investments did not warrant the minimal additional returns available. As a result, the Company has not been actively involved in the buying and selling of securities. At June 30, 2005, the Company's investment portfolio consisted of FHLB stock and FHLMC stock. The FHLMC stock had approximately $523,900 in unrealized gains at the end of the current quarter.

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund lending and other cash commitments. The Company has recorded a liability of $522,100 at June 30, 2005 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if all participants were to request the balance of their account from the Company in cash instead of stock.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND JUNE 30, 2005 (CONTINUED)

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At June 30, 2005 the Company had repurchased 79,735 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $880,150 to $12.7 million at June 30, 2005 from $11.8 million at September 30, 2004. The increase is primarily attributable to the Company's earnings of $995,850 during the nine month period ended June 30, 2005, reduced by $234,850 in dividends declared during the period and a $119,150 recovery of prior charges to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At June 30, 2005 the Company's capital amounted to $17.3 million, which as a percentage of total assets was 17.48%, and was considerably in excess of the regulatory capital requirements at such date.

ASSET QUALITY

The Company's level of non-performing assets, defined as loans past due 90 days or more and foreclosed real estate, as a percentage of total assets outstanding, was 1.76% at June 30, 2005 and 1.70% at September 30, 2004. At June 30, 2005,
non-performing assets amounted to $1,774,100 and consisted of 1) a foreclosed commercial property ($1,503,800) consisting of two convenience stores and an adjacent tract of land and 2) one single-family residential loan amounting to $240,300. The borrower of the commercial property filed for Chapter 11 bankruptcy after the Company started foreclosure proceedings in the spring of 2004. However, during the fall of 2004 the Bankruptcy Court released the property from the bankruptcy action and the Company acquired the property as a part of the foreclosure process in December 2004. A Phase II environmental assessment is currently being conducted on one of the tracts so that the property can be properly marketed. At this time, the Company does not expect to incur a loss on the ultimate sale of this foreclosed property. We also believe that the fair market value of the single-family residential property is higher than our outstanding loan balance and we will not incur a loss on the ultimate disposition of that loan.

The Company had no loan charge-offs during the current quarter or nine month period ended June 30, 2005. The Company's loan loss allowance amounted to $820,000 at June 30, 2005 and management believes that it has sufficient loan loss allowances established to cover any loss associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

GENERAL. Net income for the three month period ended June 30, 2005 was $304,200, or $31,550 more than the $272,650 earned during the same quarter in 2004. Net income for the nine month period ended June 30, 2005 was $995,850, or $219,250 more than the $776,600 earned during the same period in 2004. As discussed below, changes in net interest income between the comparable periods were primarily responsible for the change in net income during the current quarter and nine month period end June 30,2005 when compared to the same periods a year earlier.

INTEREST INCOME. Interest income increased by $258,000 from $1,186,000 for the three months ended June 30, 2004 to $1,444,000 for the three months ended June 30, 2005. The increase in interest income resulted from both a 47 basis point increase in the average yield on interest earning assets between the quarters and an increase of $9.9 million in the average balance of interest-earning assets outstanding between the periods. Interest income increased by $670,700 from $3,537,100 for the nine months ended June 30, 2004 to $4,207,800 for the nine months ended June 30, 2005. The rise in interest income resulted from both a 50 basis point increase in the yield on interest-earning assets between the periods and an increase of $6.5 million in the average balance of interest-earning assets outstanding between the nine month periods. The Company's yield on interest earning assets was 5.81% and 5.77% for the quarter and nine month period ended June 30, 2005; respectively, and 5.34% and 5.27% for the quarter and nine month period ended June 30, 2004; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant portion of the Company's assets are able to re-price fairly quickly when market rates influenced by Federal Reserve rate movements change.

INTEREST EXPENSE. Interest expense increased by $122,300 from $479,700 for the three months ended June 30, 2004 to $602,000 for the three months ended June 30, 2005. Interest expense increased by $218,850 from $1,461,100 for the nine months ended June 30, 2004 to $1,679,950 for the nine months ended June 30, 2005. The increases were primarily the result of an increase in the Company's cost of funds and an increase in the average balance of outstanding deposits between the periods. The Company's cost of funds increased by 30 basis points and 17 basis points for the three and nine month periods ended June 30, 2005; respectively, as compared to the same periods a year earlier. As a result of overall higher market rates, the Company's cost of funds increased from 2.79% and 2.83% for the quarter and nine month period ended June 30, 2004; respectively, to 3.09% and 3.00% for the quarter and nine month period ended June 30, 2005, respectively. The average balance of outstanding deposits increased by $9.7 million $6.8 million for the three and nine months ended June 30, 2005, respectively, as compared to the same periods a year earlier.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(CONTINUED)

NET INTEREST INCOME. Net interest income increased by $135,700 from $706,300 for the three months ended June 30, 2004 to $842,000 for the three months ended June 30, 2005. Net interest income increased by $451,850 from $2,076,000 for the nine months ended June 30, 2004 to $2,527,850 for the nine months ended June 30, 2005. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as changes in the level of interest earning assets and interest-bearing liabilities. In general, a greater portion of the Company's interest earning assets are able to re-price over shorter periods of time than its interest bearing deposits. The Company's net interest margin was 3.60% and 3.73% for the current quarter and nine months ended June 30, 2005 versus 3.38% and 3.30% for the same quarter and nine month period a year earlier.

PROVISION FOR LOAN LOSSES. The Company provided $25,000 and $89,600 in loan loss provisions during the current quarter and nine month period ended June 30, 2005; respectively, as compared to $22,500 and $67,500 during the three and nine month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management does not believe that there are any significant factors outstanding between the two quarters which would warrant a material change in the level of loan loss provisions. None of the provisions provided during the reported periods occurred due to the impairment of specific loans as required by SFAS No. 114.

NON-INTEREST INCOME. The Company's non-interest income is primarily comprised of various fees and service charges on customer accounts as well as security gains and fees earned from secondary market originations. The Company did not have any investment sales during any of the periods being reported upon. In addition, the Company has been originating residential mortgage loans for its own portfolio over the past eighteen months and therefore very little secondary marketing income has been generated over that same period.

NON-INTEREST EXPENSE. Non-interest expense increased by $75,650 to $365,150 for the three month period ended June 30, 2005 from $289,500 for the comparable quarter in 2004. Non-interest expense increased by $153,800 to $1,003,000 for the nine month period ended June 30, 2005 from $849,200 for the same period a year earlier. Only two categories of expense changed significantly between the current quarter and same quarter a year earlier. Compensation and related benefits increased by $18,000 from $167,600 during the quarter ended June 30, 2004 to $185,600 in the current quarter. Compensation and related benefits increased by $67,950 during the current nine month period ended June 30, 2005 as compared to the same period a year earlier. The increases in compensation and benefits occurred primarily because of increased health insurance cost and because the Company accrued a higher level of bonuses associated with the greater earnings in the current year as compared to the same periods a year earlier. REO expense increased by $52,150 and $47,850 during the current quarter and nine months ended June 30, 2005, respectively, as compared to the same periods a year earlier because of cost incurred during the current quarter to conduct a phase II environmental study on one of the commercial tracts that the Company foreclosed upon during 2005. The only other item with significant change was "other operating expense" which increased by $33,700 from $204,000 for the nine month period ended June 30, 2004 to $237,700 for the current nine month period. The increase in other operating expense occurred primarily because of an increase in the Company's state franchise tax expense which increased by $30,900 in the current year as compared to the same period a year earlier.

INCOME TAXES. The effective tax rate was 36% and 34% for the current and nine month period ended June 30, 2005 and 39% and 38% for the quarter and nine month period ended June 30, 2004. The rate decreased during the current period due to certain tax exempt earnings and other deductible transactions.

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

During the nine month period ended June 30, 2005, cash and cash equivalents, a significant source of liquidity, increased by approximately $18.1 million. Net principal reductions of $6.8 million and an increase in deposits of approximately $10.2 million were the primary factors which contributed to the increase in cash during the current nine month period. There were no significant uses of cash during the nine month period ended June 30, 2005. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At June 30, 2005, the Association had outstanding loan commitments amounting to approximately $3.7 million. The undisbursed portion of construction loans amounted to $15.0 million and unused lines of credit amounted to $3.9 million at June 30, 2005.

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

                          WAKE FOREST BANCSHARES, INC.
                                  JUNE 30, 2005


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

Dated  August 12, 2005                     By: s/s Robert C. White
      ---------------------                    --------------------------------
                                               Robert C. White
                                               Chief Executive Officer and
                                               Chief Financial Officer