Form 10KSB
period 2005-09-30
WAKE FOREST BANCSHARES INC
filed 2005-12-22
CIK 1085175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2005

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

                                 (919) 556-5146
                           (Issuer's Telephone Number)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The revenues for the issuer's fiscal year ended September 30, 2005 were $5,846,400.

         The issuer had 1,152,761 shares of common stock outstanding as of December 21, 2005. The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 15, 2005 was $9,727,500.

      Transitional Small Business Disclosure Format (check one): Yes |_|   No|X|

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 2005 are incorporated by reference into Parts I and II of this Form 10-KSB.

         Portions of the registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS


PART I

     ITEM 1.   Description of Business.........................................4
     ITEM 2.   Description of Property........................................29
     ITEM 3.   Legal Proceedings..............................................29
     ITEM 4.   Submission of Matters to a Vote of Security Holders............29

PART II

     ITEM 5.   Market for Common Equity and Related Stockholder Matters.......29
     ITEM 6.   Management's Discussion and Analysis or Plan of Operation......30
     ITEM 7.   Financial Statements...........................................30
     ITEM 8.   Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure............................31
     ITEM 8A.  Controls and Procedures........................................31
     ITEM 8B   Other Information..............................................31

PART III

     ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance  With Section 16(a) of the Exchange Act.............31
     ITEM 10.  Executive Compensation.........................................31
     ITEM 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................31
     ITEM 12.  Certain Relationships and Related Transactions.................31
     ITEM 13.  Exhibits.......................................................32
     ITEM 14.  Principal Accountant Fees and Services.........................33



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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Wake Forest Bancshares, Inc. is a federally-chartered stock holding company for Wake Forest Federal Savings & Loan Association (the "Association"), a federally-chartered stock savings and loan association which conducts business from its one office located in Wake Forest, North Carolina. The office is located in Wake County, North Carolina. The Company was formed on May 7, 1999 pursuant to an Agreement and Plan of Reorganization whereby the Company exchanged its common stock for all outstanding common stock of the Association. The Company is a majority-owned subsidiary of Wake Forest Bancorp, M.H.C., a federal mutual holding company (the "MHC"). The Association was founded in 1922 as a building and loan association. In 1982, the Association converted from a North Carolina chartered mutual savings and loan association to a federally-chartered mutual savings and loan association. During fiscal year 1996, the Association converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association. The Association is the Company's sole subsidiary. The Association's deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At September 30, 2005, the Company had total assets of $99.7 million, total deposits of $80.9 million and total stockholders' equity of $17.4 million.

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

         The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and interest expense on its interest-bearing liabilities, such as deposits. The Association also generates non-interest income such as service charges and other account fees, fees from sale of loans in the secondary market, and gains from sale of investments. The Association's non-interest expenses primarily consist of compensation and benefits, occupancy expenses, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at September 30, 2005. See "Regulation -- Federal Banking Regulation -- Capital Requirements."

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

         The population of the Association's market area has grown rapidly during the last decade and is expected to continue its growth over the next ten years. Based on information provided by the Economic Development Program of the Wake Forest Chamber of Commerce, the town of Wake Forest's population was 5,832 in 1990 and doubled in size to 12,550 by 2000. In 2005, the town's population totaled 17,400. This data also states that the population within a five mile radius of Wake Forest was 24,623 in 2000. Residential households totaled 13,107 within a five mile radius of Wake Forest in 2002. Wake County's and Franklin County's populations were 719,500 and 53,500 in 2005, respectively.

         The Association faces substantial competition for both the deposits it accepts and the loans it makes. Located within the Wake Forest area are branch offices of eleven other depository institutions, nine of which are commercial banks and two are large credit unions. The Association also encounters significant competition for deposits from commercial banks, savings banks, savings and loan associations and credit unions located in the Raleigh-Durham area. Due to the Association's size relative to its competitors, the Association offers a more limited product line, with an emphasis on product delivery and customer service. The Association competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. The Association, as well as its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities' actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than the Association, but which have not generally engaged in lending activities in the Association's market area in the past. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "Regulation."

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


                                                               At September 30,
                                         ------------------------------------------------------------
                                                    2005                            2004
                                         --------------------------      ----------------------------
                                                           % of                             % of
                                           Amount         Total            Amount           Total
                                         -----------    -----------      ------------    ------------
                                                              (Dollars in Thousands)
Type of loans:
      One- to four-family residential   $    24,948          33.76 %     $   22,307         28.15 %
      Multi-family residential                  699           0.95              677          0.85
      Commercial real estate                 13,668          18.50           14,232         17.96
      Land                                   11,581          15.67           12,412         15.66
      Commercial construction                     -              -              600          0.76
      Residential construction               36,559          49.47           43,030         54.30
      Equity line mortgages                   2,495           3.38            2,266          2.86
      Savings Account                            88           0.12               90          0.11
                                         -----------    -----------       ----------    ----------
                                             90,038         121.85 %         95,614        120.66 %
                                         -----------    -----------       ----------    ----------
Less:
      Deferred loan fees                        115           0.16 %            116          0.15 %
      Undisbursed portion of                                                                    -
        loans in process                     15,179          20.54           15,527         19.59
      Allowance for loan losses                 850           1.15              730          0.92
                                         -----------    -----------       ----------    ----------
                                             16,144          21.85           16,373         20.66
                                         -----------    -----------       ----------    ----------

           Total loans receivable, net  $    73,894         100.00 %     $   79,241        100.00 %
                                         ===========    ===========       ==========    ==========

         Loan Maturity. The following table shows the contractual maturity of the Association's loans at September 30, 2005. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $48.7 million and $37.4 million for the years ended September 30, 2005 and 2004, respectively.


                                                                 At September 30, 2005
                      ------------------------------------------------------------------------------------------------------------
                                                                                                    Equity    Savings
                        Residential Residential  Commercial              Commercial   Residential    Line     Account
                        1-4 Family  Multi-family Real Estate    Land     Construction Construction Mortgages   Loans        Total
                        ----------  ------------ -----------  ---------  ------------ ------------ ---------  ---------  ---------
Contractual maturity:                                                   (In Thousands)
  One year or less       $    254    $      -    $   1,117    $   2,356    $        -  $  36,559  $      -   $      68    $ 40,354
                         ---------   --------    ---------    ---------    ----------  ---------  --------   ---------    --------
   After one year:
      1 to 3 years          1,196           -         1,230       4,975             -          -          -          20      7,421
      3 to 5 years            421           -         1,076       1,866             -          -          -           -      3,363
      5 to 10 years           776           -           888         802             -          -        500           -      2,966
      10 to 20 years        8,100           -         4,301       1,582             -          -      1,995           -     15,978
      Over 20 years        14,201         699         5,056           -             -          -          -           -     19,956
                        ----------  ----------   ----------   ---------    ----------   --------  ---------   ---------   --------
Total after one year       24,694         699        12,551       9,225             -          -      2,495          20     49,684
                        ----------  ----------   ----------   ---------    ----------   --------  ---------   ---------   --------
Total amount due           24,948         699        13,668      11,581             -     36,559      2,495          88     90,038
Undisbursed loans               -           -             -           -             -    (15,179)         -           -    (15,179)
                        ----------  ----------   ----------   ---------    ----------   --------  ---------   ---------   --------
Loans outstanding       $  24,948   $     699    $   13,668   $  11,581     $       -   $ 21,380  $   2,495   $      88   $ 74,859
                        ==========  ==========   ==========   =========    ==========   ========  =========   =========   ========

      The following table sets forth the dollar amounts in each loan category at September 30, 2005 that are contractually due after September 30, 2006, and whether such loans have fixed interest rates or adjustable interest rates.


                                                          Due After September 30, 2006
                                            -------------------------------------------------------
                                                  Fixed            Adjustable
                                                  Rates              Rates                 Total
                                            --------------   ---------------------  ---------------
                                                             (Dollars in Thousands)
One-to-four family residential              $       6,463       $      18,231       $     24,694
Multi-family residential                              699                   -                699
Commercial real estate                                232              12,319             12,551
Land                                                    -               9,225              9,225
Commercial construction                                 -                   -                  -
Residential construction                                -                   -                  -
Equity line mortgages                                   -               2,495              2,495
Savings account loans                                  20                   -                 20
                                            -------------       -------------       ------------
                                            $       7,414       $      42,270       $     49,684
                                            =============       =============       ============


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

         At September 30, 2005, the Association's total loans were $73.9 million, of which $24.9 million, or 33.76% were one-to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 26.91%, or $6.7 million, were fixed-rate loans and 73.09%, or $18.2 million, were adjustable-rate loans. The Association offers three-, five-, and seven-year balloon loans, which are either called or modified based on the Association's interest rates currently in effect at the balloon date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the balloon date and the rate is adjusted to the Association's current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations throughout this document, such loans are considered to be adjustable. Such loans involve risks similar to more traditional adjustable rate loans because the Association modifies the loan documents at the end of the three-, five-, and seven-year terms to adjust for rates currently offered by the Association for similar loans being originated on such dates. The loans are not generally underwritten again at modification unless the Association is aware of collateral or ability-to-pay issues.

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

         Construction Lending. The Association originates loans for construction to local real estate contractors in its market area, generally with whom it has an established relationship and to individuals for construction of one- to four-family residences. The Association's construction loans primarily have been made to finance the construction of one- to four-family residential properties which will generally be owner-occupied. These loans are generally indexed to the prime rate ("Prime") with maturities of six to nine months, and allow for extensions with Board approval. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property or the cost of construction, whichever is less, for construction of one- to four-family residences. All construction loans are subject to the limitation on loans-to-one-borrower and the Association considers the location of the proposed construction in order to avoid over-concentration in a single area. Prior to making a commitment to fund a construction loan, the Association requires an independent appraisal of the property by a state-certified appraiser if the requested amount exceeds $125,000. The Association's Chairman of the Board generally inspects each project at the commencement of construction and throughout the term of the construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant based upon a percentage of completion. At September 30, 2005, the Association had $21.4 million (net of undisbursed loan funds of $15.2 million) of residential construction loans which amounted to 28.93%, of the Association's net loans outstanding. The largest residential construction loan in the Association's portfolio at September 30, 2005 was $645,500, is secured by a single family residence under construction and is performing according to its terms.

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

         The Association also originates construction loans on commercial properties. The underwriting requirements are similar to those required for construction loans on residential properties. However, the loan to value may not exceed 75% of the property's appraised value, certain debt service and income ratios are considered, and financial projections and business plans are reviewed. At September 30, 2005, the Association had no commercial construction loans outstanding.

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

         Commercial Real Estate Mortgage Lending. The Association originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings, located in the Association's market area as well as a significant number of church loans. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property and (ii) the Association's current loans-to-one-borrower limit. These loans are generally originated with amortization periods of up to 30 years with (i) a three-, five-, or seven-year balloon, or (ii) prime based loans. The Association's underwriting standards and procedures for these loans are similar to those applicable to its construction lending, whereby the Association considers factors such as the borrower's expertise, credit history and profitability. At September 30, 2005, the Association's commercial real estate mortgage portfolio was $13.7 million, or 18.50% of total loans outstanding. The largest commercial real estate loan in the Association's portfolio at September 30, 2005 was $1.7 million and is secured by a local church.

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

         Equity Lines and Commercial Lines of Credit. The Association originates equity line loans on one- to four- residential properties and line of credit loans on commercial real estate and residential land. The Association's underwriting policies require that equity line loans on one- to four-residential properties be secured by real estate where the Association may or may not have the first mortgage on the property. The equity line loans on one- to four- residential properties may be made in amounts up to 80% of the appraised value or adjusted tax value of the property, and take into consideration any outstanding first mortgage liens in determining the loan-to-value ratio. Equity line loans are originated at Prime plus 1% and adjust for changes in prime thereafter on the first day of the month following a change in Prime. The terms on the equity line loans on one- to four- residential properties are for a period of 15 years. At September 30, 2005, the Association's equity line portfolio was $2.5 million, or 3.38% of total loans outstanding.

         The risks associated with equity line loans on one- to four-residential properties are generally similar to the risks associated with other forms of single-family residential lending due to the loan-to value limits placed on such loans. The lines are revolving and may or may not be fully disbursed at any given time.

         The Association's underwriting policies require that commercial lines of credit be secured by real estate where the Association has a first mortgage position. Commercial lines of credit are made in amounts up to 75% of the appraised value of developed real estate or 65% of the appraised value of undeveloped land. Commercial lines of credit are made with terms of between 3 and 30 years at generally prime plus 1%, with adjustments to Prime made on the first day of the month following a change in Prime. The risks associated with lines of credit on real estate are substantially the same as the risks described above on the Association's other forms of commercial real estate lending.

         Other Mortgage Lending. The Association also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for speculative purposes and a minor amount of farm land. Multi-family loans generally consist of residential properties with more than four units, typically apartment complexes, in which the Association has a participating interest through an affordable housing consortium. The Association does not solicit such loans which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers or to fulfill commitments to affordable housing consortiums. At September 30, 2005, the Association's total land loan portfolio was $11.6 million or 15.67% of total loans outstanding and its multi-family loan portfolio was $698,800 or 0.95% of total loans outstanding.

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

         Savings Account Loans. The Association offers loans secured by savings accounts at the Association. Interest rates charged on such loans are set at competitive rates, taking into consideration the amount and term of the loan and are available in amounts up to 95% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Association's Board of Directors. At September 30, 2005, the Association's savings account loan portfolio totaled $88,300 or 0.12% of total loans outstanding.

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


                                                           At or For the Year
                                                          Ended September 30,
                                                    -------------------------------
                                                         2005               2004
                                                    --------------    -------------
                                                        (Dollars in Thousands)

Nonaccrual loans                                    $          771    $      1,491
Accruing loans past due 90 days or more:
     Single family, one-to-four units                            -               -
                                                     --------------    ------------
Total non-performing loans                          $          771    $      1,491
                                                     ==============    ============
Allowance for loan losses                           $          850    $        730
                                                     ==============    ============
Real estate owned, net                              $        1,004    $          -
                                                     ==============    ============

Ratios:
     Non-accrual loans to total loans                        1.03%           1.86%
     Non-performing loans to total loans                     1.03%           1.86%
     Non-performing loans and real estate
       owned to total assets                                 1.78%           1.70%
     Allowance for loan losses to:
       Non-accrual loans                                   110.27%          48.99%
       Non-performing loans                                110.27%          48.99%
       Total loans                                           1.14%           0.91%

Contractual interest income that would have
  been recognized on nonaccrual loans               $           24    $         44
Actual interest income recognized                                -               -
                                                     --------------    ------------
Interest income not recognized                      $           24    $         44
                                                     ==============    ============


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

         The Association's management reviews and classifies the Association's assets quarterly and reports the results to the Association's Board of Directors on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. The Association had $1,867,400 of assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2005. The assets classified at September 30, 2005 consisted of four loans and one foreclosed property, all classified as substandard. Two of the loans were on one-to four single family residential properties, both subsequently brought current. The other two classified loans were single family residential construction loans, one of which has subsequently been paid off and the other has been brought current. The foreclosed property (real estate owned) consists a convenience store and an adjacent tract of land ($1,003,800), in total 3.81 acres located on a major highway outside of Wake Forest. While the property's location is considered highly desirable, the Company decided that a phase II environmental assessment was necessary to properly market the tract due to the historical uses of the property. Petroleum contamination consistent with operating a gas station and a truck maintenance facility over an extended period of time was found on parts of the property. Environmental assessment reports are currently being reviewed by the appropriate State agencies. Although the Company does not currently believe the contamination will have any significant effect on the potential development of the property, the agencies are expected to be able to assist the Company in determining the extent of any required clean-up and ongoing monitoring steps. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property and no loss is expected on its ultimate sale. During the current year, the Company incurred $78,800 in environmentally related cost on this property. The Association had $1,491,000 of assets classified as substandard or classified as Special Mention, Doubtful or Loss at September 30, 2004.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies. At September 30, 2005, the Association's allowance for loan losses was $850,000, or 1.14% of total loans, as compared to $730,400 or 0.91%, at September 30, 2004. The Association had non-performing loans of $770,850 and $1,491,000 at September 30, 2005 and September 30, 2004, respectively. The Association provided $119,600 in additional loan loss provisions during 2005. During the current year, the Association did not charge-off any loans. The Association provided $90,000 in additional loan loss provisions during 2004 and did not charge off any loans during that period. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         Real Estate Owned. Property acquired by the Association as a result of foreclosure on a mortgage loan is classified as real estate owned and is initially recorded at the fair value of the property at the date of acquisition, establishing a new cost basis with any resulting write-down charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established if the cost of a property exceeds its current fair value less estimated sales costs. The Association obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Association will generally reassess the value of real estate owned at least quarterly thereafter. During the current year, the Association did not report any gains or losses from the sale of REO and incurred $91,650 in foreclosure related expenses from holding foreclosed properties. During 2004, the Association reported gains on sale of foreclosed properties of $30,750 and incurred $15,800 in foreclosure related expenses and losses on the sale of REO. The policy for loans secured by real estate, which comprise the bulk of the Association's portfolio, is to establish loss reserves in accordance with the Association's asset classification process, based on GAAP. At September 30, 2005, the Association had one piece of REO totaling $1,003,800 on a convenience store and adjacent tract of land.

         The following table sets forth activity in the Association's allowance for loan losses and the allowance for losses on real estate owned at or for the periods indicated.


                                                                    For the Year Ended September 30,
                                                                  ------------------------------------
                                                                        2005                2004
                                                                  ---------------      ---------------
ALLOWANCE FOR LOAN LOSSES:                                               (Dollars in Thousands)
     Balance at beginning of year                                 $          730       $          640
     Provision for loan losses                                               120                   90
     Charge-offs                                                               -                    -
     Recoveries                                                                -                    -
                                                                   --------------       --------------
     Balance at end of year                                       $          850       $          730
                                                                   ==============       ==============
     Ratio of net charge-offs to average loans outstanding                 0.00%                0.00%
                                                                   ==============       ==============
     Accruing loans past due 90 days or more                      $            -       $            -
                                                                   ==============       ==============

ALLOWANCE FOR LOSSES ON REAL ESTATE OWNED:
     Balance at beginning of year                                 $            -       $           77
     Provision for loan losses                                                 -                    -
     Charge-offs                                                               -                  (77)
     Recoveries                                                                -                    -
                                                                   --------------       --------------
     Balance at end of year                                       $            -       $            -
                                                                   ==============       ==============

    The following table sets forth the Association's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                                               At September 30,
                                      ------------------------------------------------------------------------------------------
                                                        2005                                            2004
                                      -------------------------------------------     ------------------------------------------
                                                                     Percent of                                    Percent of
                                                    Percent of        Loans in                      Percent of      Loans in
                                                     Allowance          Each                        Allowance         Each
                                       Allowance     to Total       Category to        Allowance     to Total     Category to
                                        Amount       Allowance      Total Loans         Amount      Allowance     Total Loans
                                      ------------ --------------   -------------     -----------  -------------  -------------
                                                                        (Dollars in Thousands)

Mortgage loans:
    One-to-four family residential  $       140          16.47 %         33.22 %   $       120          16.44 %        27.75 %
    Multi-family residential                  5           0.59            0.93               5           0.68           0.85
    Commercial real estate                  125          14.71           18.29             120          16.44          17.80
    Land                                    120          14.12           15.49             115          15.75          15.52
    Commercial construction                   -              -               -              10           1.37           0.75
    Residential construction                450          52.94           28.61             350          47.95          34.39
    Equity line mortgages                    10           1.18            3.34              10           1.37           2.83
                                     -----------   ------------    ------------     -----------   ------------    -----------
Total mortgage loans                        850         100.00           99.88             730         100.00          99.89
Savings account loans                         -              -            0.12               -              -           0.11
                                     -----------   ------------    ------------     -----------   ------------    -----------
Total allowance for loan losses     $       850         100.00 %        100.00 %   $       730         100.00 %       100.00 %
                                     ===========   ============    ============     ===========   ============    ===========

INVESTMENT ACTIVITIES

         The Association's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies, certificates of deposit of insured banks and savings institutions, federal funds, and overnight deposits at the Federal Home Loan Bank of Atlanta. At September 30, 2005, the Association held FHLMC stock with an amortized cost of $8,000 and a current market value of $460,350 and Federal Home Loan Bank stock with a cost and market value of $182,300. At September 30, 2005, the Association held $22.3 million in investments, including short-term interest earning deposits.

         The following table sets forth activity in the Association's investments portfolio for the periods indicated:

                                                 For the Year Ended
                                                     September 30
                                           ---------------------------------
                                                 2005                2004
                                           --------------     --------------
                                                    (In Thousands)

Amortized cost at beginning of period      $        5,467     $      15,962
Purchases/(Maturities or Sales), net               16,354           (11,019)
Premium and discount amortization, net                  -                 -
                                            --------------     -------------
Amortized cost at end of period                    21,821             4,943
Net unrealized gain (1)                               452               524
                                            --------------     -------------
Total securities, net                      $       22,273     $       5,467
                                            ==============     =============


(1) The net unrealized gain at September 30, 2005 and 2004 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Association's securities portfolio to the "Carrying Cost," as reflected in the Statements of Financial Condition.

         Amortized cost and fair value of the Association's investments at the dates indicated are as follows:


                                                                 At September 30,
                                          ------------------------------------------------------------------
                                                       2005                                 2004
                                          ---------------------------------  -------------------------------
                                              Amortized                        Amortized
                                                Cost             Fair Value      Cost          Fair Value
                                          ---------------    --------------  --------------   -------------
Held to maturity:                                                   (In Thousands)
     Other debt securities                $             -    $           -   $           -    $           -
                                           --------------     ------------    ------------     ------------
       Total held to maturity                           -                -               -                -
                                           --------------     ------------    ------------     ------------
Available-for-Sale:
     Debt securities                                    -                -               -                -
     Equity securities (1)                              8              460               8              532
                                           --------------     ------------    ------------     ------------
       Total available-for-sale                         8              460               8              532
                                           --------------     ------------    ------------     ------------
Short-term certificates of deposit                    990              990             783              783
FHLB Overnight deposits                            20,641           20,641           3,938            3,938
                                           --------------     ------------    ------------     ------------
Federal Home Loan Bank Stock                          182              182             214              214
                                           --------------     ------------    ------------     ------------
       Total investments, net (2)         $        21,821    $      22,273   $       4,943    $       5,467
                                           ==============     ============    ============     ============

(1)   Equity securities consist of FHLMC common stock.

(2) The difference between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2005 and 2004 on available for sale securities in accordance with SFAS No. 115.

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

         The following table presents the deposit activity of the Association for the periods indicated.


                                                        For the Year Ended September 30,
                                                    ---------------------------------------
                                                          2005                   2004
                                                    ----------------         --------------
                                                                (In Thousands)
Total deposits at beginning of period              $         69,891         $       68,840
Net (decrease) before interest credited                       9,256                   (537)
Interest credited                                             1,758                  1,588
                                                    ----------------         --------------
Total deposits at end of period                    $         80,905         $       69,891
                                                    ================         ==============

At September 30, 2005, the Association had $22.7 million in jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:


                                                                              Weighted
                                                        Amount              Average Rate
                                                    --------------         --------------
Maturity Period:                                            (Dollars in Thousands)

      Within three months                          $        2,940                 4.10 %
      After three but within six months                     1,454                 3.13
      After six but within twelve months                    6,785                 3.72
      After twelve months                                  11,501                 4.31
                                                    --------------
         Total                                     $       22,680                 4.03 %
                                                    ==============

         The distribution of the Association's deposits and the related weighted average interest rates are as follows:


                                                               At September 30,
                               -------------------------------------------------------------------------------------
                                                2005                                       2004
                               --------------------------------------     ------------------------------------------
                                              Percent      Weighted                       Percent        Weighted
                                             of Total      Average                        of Total       Average
                                 Amount      Deposits        Rate           Amount        Deposits         Rate
                               -----------  ------------  -----------     ------------  -------------  -------------
                                                                (Dollars in Thousands)
Passbook accounts               $     3,096         3.83%        1.25%   $      3,098        4.43%          0.85%
MMDA accounts                        19,636        24.27%        2.96%         14,155       20.25%          1.90%
NOW accounts                          2,449         3.03%        0.25%          1,929        2.76%          0.25%
Noninterest-bearing accounts          2,070         2.56%        0.00%          1,022        1.46%          0.00%
Certificate accounts                 53,654        66.32%        3.70%         49,687       71.09%          3.47%
                                 -----------  ------------                ------------  -----------
     Totals                     $    80,905       100.00%        3.22%   $     69,891      100.00%          2.88%
                                 ===========  ============                ============  ===========

         The following table presents the amount of certificate accounts outstanding by maturity date at the dates indicated:

                                      September 30,
                           --------------------------------
     Maturity Period            2005              2004
----------------------     --------------   ---------------
                                  Dollars in Thousands
          2005            $            -    $      33,419
          2006                    26,911            8,573
          2007                    13,595            3,391
          2008                     3,303            2,408
          2009                     1,968            1,896
          2010                     7,877                -
                           --------------    -------------
                          $       53,654    $      49,687
                           ==============    =============

         Borrowings. The Association historically has not used borrowings as a source of funds. However, the Association may obtain advances from the Federal Home Loan Bank as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Association's mortgage loans and secondarily by the Association's investment in capital stock of the Federal Home Loan Bank. See "Regulation--Federal Banking Regulation--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the Federal Home Loan Bank. At September 30, 2005, neither the Company nor the Association had any borrowings outstanding.

PERSONNEL

         As of September 30, 2005, the Company had no employees who were compensated through the Company.

         As of September 30, 2005, the Association had 11 employees, nine of which were full-time employees. In the last three years, the Association has experienced a low turnover rate among its employees and, as of September 30, 2005, ten of the eleven employees had been with the Association for more than 5 years and 6 had been with the Association more than 10 years. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good. See Part III, Item 10 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Association's employees.

REGULATION

GENERAL

         The Company and the MHC are regulated as savings and loan holding companies by the OTS. The Association, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS and the FDIC. The Association must file reports with the OTS concerning its activities and financial condition. The Company and the MHC are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. The Company is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

         Any change in such laws and regulations, whether by the OTS, the FDIC, or through legislation, could have a material adverse impact on the Company and the Association and their operations and stockholders.

FEDERAL BANKING REGULATION

         Activity Powers. The Association derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS. Under these laws and regulations, the Association may invest in mortgage loans secured by residential and commercial real estate; commercial and consumer loans; certain types of debt securities; and certain other assets. The Association may also establish service corporations that may engage in activities not otherwise permissible for the Association, including certain real estate equity investments and securities and insurance brokerage. The Association's authority to invest in certain types of loans or other investments is limited by federal law and regulation.

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

      The Association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Association met the QTL test at September 30, 2004, and in each of the prior 12 months, and therefore is a "qualified thrift lender." For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.

      If the Association fails the QTL test and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

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

         At September 30, 2005, the Association met each of its capital requirements.

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

      o an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment areas; and

      o a service test, to evaluate the institution's delivery of services through its retail banking channels and the extent and innovativeness of its community development service.

         Transactions with Affiliates. The Association's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to the Association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Association. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

         Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B.

         The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W, which the Company has done. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

         Loans to Insiders. The Association's authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions of credit in excess of certain limits must be approved by the Association's Board of Directors.

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

         Standards For Safety And Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

         In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency, may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

         Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

         o        well-capitalized;

         o        adequately capitalized;

         o        undercapitalized; or

         o        critically undercapitalized.

         At September 30, 2005, the Association met the criteria for being considered "well-capitalized."

         When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of federal law.

         Insurance of Deposit Accounts. The Association is a member of the Savings Association Insurance Fund (the "SAIF") maintained by the FDIC, and the Association pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

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

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

FEDERAL RESERVE SYSTEM

         Under regulations of the FRB, the Association is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by FRB, and an initial reserve of $6.0 million plus 3%, subject to adjustment by FRB of 10%, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Association is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Association's interest-earning assets, to the extent the requirement exceeds vault cash.

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

         Restrictions Applicable to the Company. Because the Company was organized after May 4, 1999, under the Gramm-Leach-Bliley Act (the "GLB Act"), it is prohibited from engaging in non-financial activities. Unitary savings and loan associations acquired before this date are "grandfathered" under the GLB Act and generally have no restrictions on their business activities. The Company's activities, however, will be restricted to:

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

         Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including the Company and the MHC, directly or indirectly, from acquiring:

         o control as defined under HOLA of another savings institution (or a holding company parent) without prior OTS approval;

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

USA PATRIOT ACT

         In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and amendments to the Bank Secrecy Act. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following obligations on financial institutions:

         o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

         o Pursuant to Section 326, rules establishing minimum standards for customer due diligence, identification and verification became effective on October 1, 2003.

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

         o Effective December 26, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

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

         Bad Debt Reserves. The Association, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Association's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Association recaptured (took into income) over a multi-year period a portion of the balance of its bad debt reserve as of September 30, 1988.

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

         Corporate Alternative Minimum Tax. The Code imposes an alternative minimum tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Association's AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Association does not expect to be subject to the AMT.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company conducts its business through its sole office, located in Wake Forest, North Carolina, which was renovated in 1995. The Company owns the main office with net book value for property and equipment of $337,850 as of September 30, 2005. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company, the Association and the MHC. However, the Company may consider opening a branch office in the future. In the opinion of management, the Company's main office is adequately covered by insurance.


                                           ------------    -----------          Net Book
                                             Leased or        Date              Value at
                                               Owned        Acquired       September 30, 2005
                                            -----------    -----------     -------------------
                                                                             (In Thousands)
             Main Office................      Owned                 1961          $327
             302 S. Brooks Street
             Wake Forest, NC  27587


ITEM 3. LEGAL PROCEEDINGS

         At September 30, 2005, there were no legal proceedings to which the Company was a party or to which any of its property was subject, other than routine litigation that is incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for Company's common equity and related stockholder matters appears under "Common Stock Information" in the Company's 2005 Annual Report to Stockholders, and is incorporated herein by reference.

         Information relating to the payment of dividends by the Company appears under "Common Stock Information" in the Company's 2005 Annual Report to Stockholders, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Company is considered a capital distribution from the Company to the stockholders, including the MHC, its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Company to pay a capital distribution. See Part 1, Item 1--"Description of Business--Regulation--Limitation on Capital Distributions."

         The Association's dividend payout ratios were 23.67% and 26.36% and the equity to asset ratios were 17.45% and 18.72% for years ended September 30, 2005 and 2004, respectively. For all of 2005 and 2004, the MHC elected to forego the receipt of its dividends from the Company.

         The following table sets forth the aggregate information of our equity compensation plans in effect as of September 30, 2005.


                                Number of securites
                                 to be issued upon         Weighted-average       Number of securities
                                    exercise of           exercise price of      remaining available for
                               outstanding options,      outstanding options,     future issuance under
Plan Category                   warrants and rights      warrants and rights    equity compensation plans
                            -----------------------     ---------------------   --------------------------

Equity compensation
  plans approved by
  security holders                           16,802     $               12.75                       14,030

Equity compensation
  plans not approved by
  security holders                                -                         -                            -
                            -----------------------     ---------------------   --------------------------

     Total                                   16,802     $               12.75                    (1)14,030
                            =======================     =====================   ==========================


(1) Reflects 13,500 shares reserved for future grant under the Company's Option Plan. This also reflects 530 shares reserved for future awards under the Company's Recognition and Retention Plan which are held by the RRP Trust.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required for this item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis" in our 2005 Annual Report to Stockholders.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are incorporated by reference to the indicated pages of our 2005 Annual Report to Stockholders.

                                                                    Page(s) in
                                                                   Annual Report
                                                                   -------------

  o      Report of Independent Registered Public Accounting Firm.............16
  o      Consolidated Statements of Financial Condition,
                  September 30, 2005 and 2004................................17
  o      Consolidated Statements of Income, Years Ended
                  September 30, 2005 and 2004................................18
  o      Consolidated Statements of Stockholders' Equity,
                  Years Ended September 30, 2005 and 2004.................19-20
  o      Consolidated Statements of Cash Flows,
                  Years Ended September 30, 2005 and 2004.................21-22
  o      Notes to Consolidated Financial Statements.......................23-36

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Management, including the Company's President and Chief Executive Officer and Principal Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Principal Executive and Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including the Company's Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 8B. OTHER INFORMATION

           None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE ACT

         The information relating to directors and executive officers of the Company is incorporated herein by reference to the information in the Company's 2006 Proxy Statement under the headings: "Election of Directors"; "Committees of the Board-Audit Committee", "Section 16(a) Beneficial Ownership and Reporting Compliance" and "Code of Ethics".

ITEM 10. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to the information in the Company's 2006 Proxy Statement under the headings: "Executive Compensation"; "Stock Options"; "Employment Agreements"; "Directors' Compensation"; and "Benefits".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Company's 2006 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the information in the Company's 2006 Proxy Statement under the headings "Transactions with Certain Related Persons".

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

         10.4(e) Amendment No.4 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4(e) of the Company's Form 8-K filed with the SEC on August 19, 2005.)

         10.5 Wake Forest Federal Savings & Loan Association 1997 Recognition and Retention Plan (Incorporated by reference to the Company's Form S-8 filed with the SEC on July 27, 1999).

         10.6 Wake Forest Federal Savings & Loan Association 1997 Stock Option Plan (Incorporated by reference to the Company's Form S-8 filed with SEC on July 27, 1999).

         13.1     2005 Annual Report to Stockholders.

         14.1     Code of Ethics.

         21.1 Subsidiaries of the Registrant (Incorporated by reference to Part 1 - "General" and "Reorganization").

         23.1     Independent Auditor's Consent.

         31.1     Rule 13a-14(a) / 15d-14(a) Certifications.

         32.1     Section 1350 Certifications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information relating to the Company's principal accountant fees and services is incorporated by references to the information in the Company's 2006 Proxy Statement under the heading "Principal Accountant Fees and Services".

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         WAKE FOREST BANCSHARES, INC.
                                         (Registrant)


 Date: December 21, 2005                 By:  /s/ Robert C. White
       ----------------------------           ---------------------------------
                                         Robert C. White
                                         President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Robert C. White                                  December 21, 2005
 -------------------------------------------------    --------------------------
 Robert C. White                                      Date
 President , Chief Executive Officer and Director
 (Principal Executive and Financial Officer)


 /s/ Howard L. Brown                                  December 21, 2005
 -------------------------------------------------    --------------------------
 Howard L. Brown -Chairman of the Board               Date
 and Director


 /s/  John D. Lyon                                    December 21, 2005
 --------------------------------------------         --------------------------
 John D. Lyon - Director                              Date


 /s/ Rodney M. Privette                               December 21, 2005
 -------------------------------------------------    --------------------------
 Rodney M. Privette - Director                        Date


 /s/ Anna O. Sumerlin                                 December 21, 2005
 -------------------------------------------------    --------------------------
 Anna O. Sumerlin - Director                          Date


 /s/ Harold R. Washington                             December 21, 2005
 -------------------------------------------------    --------------------------
 Harold R. Washington - Director                      Date


 /s/  R.W. Wilkinson, III                             December 21, 2005
 -------------------------------------------------    --------------------------
 R.W. Wilkinson, III - Vice-Chairman and Director     Date


 /s/ Leelan A. Woodlief                               December 21, 2005
 -------------------------------------------------    --------------------------
 Leelan A. Woodlief - Director                        Date


 /s/ William S. Wooten                                December 21, 2005
 -------------------------------------------------    --------------------------
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

10.4(a)   Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association       **

10.4(b)   Amendment  No.  1 to the  Employee  Stock  Ownership  Plan of Wake  Forest  Federal   +++
          Savings & Loan Association

10.4(c)   Amendment  No.  2 to the  Employee  Stock  Ownership  Plan of Wake  Forest  Federal   +++
          Savings & Loan Association

10.4(d)   Amendment  No.  3 to the  Employee  Stock  Ownership  Plan of Wake  Forest  Federal   +++
          Savings & Loan Association

10.4(e)   Amendment  No.  4 to the  Employee  Stock  Ownership  Plan of Wake  Forest  Federal   ++++
          Savings & Loan Association

10.5      Wake Forest Federal Savings & Loan Association 1997 Recognition and Retention Plan    ***

10.6      Wake Forest Federal Savings & Loan Association 1997 Stock Option Plan                 ***

13.1      2005 Annual Report to Stockholders                                                    Filed herewith

14.1      Code of Ethics

21.1      Subsidiaries of the Registrant                                                        ++

23.1      Independent Auditor's Consent                                                         Filed herewith

31.1      Rule 13a-14(a) / 15d-14(a) Certifications                                             Filed herewith

32.1      Section 1350 Certifications                                                           Filed herewith

----------------
*         Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the SEC on May 7, 1999.

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

++++ Incorporated by reference to the Company's Form 8-K filed with the SEC on August 19, 2005.