Form 10QSB
period 2005-12-31
WAKE FOREST BANCSHARES INC
filed 2006-02-14
CIK 1085175

          FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

              For the quarterly period ended       December 31, 2005
                                              --------------------------


      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

              For the transition period from                  to
                                             ----------------    --------------

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

                             302 South Brooks Street
                             -----------------------
                        Wake Forest, North Carolina 27587
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  X
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2006 there were issued and outstanding 1,154,661 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS



Item 1.  Financial Statements

Consolidated statements of financial condition at December 31, 2005 (unaudited)
     and September 30, 2005                                                                            1
Consolidated statements of income for the three months ended December 31, 2005
     and December 31, 2004 (unaudited)                                                                 2
Consolidated statements of comprehensive income for the three months ended
     December 31, 2005 and December 31, 2004 (unaudited)                                               3
Consolidated statements of cash flows for the three months ended
     December 31, 2005 and December 31, 2004 (unaudited)                                               4
Notes to consolidated financial statements (unaudited)                                             5 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                         8 -13

Item 3.  Controls and Procedures                                                                      14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            15
Item 2.  Changes in Securities                                                                        15
Item 3.  Defaults upon Senior Securities                                                              15
Item 4.  Submission of Matters to a Vote of Security Holders                                          15
Item 5.  Other Information                                                                            15
Item 6.  Exhibits                                                                                     15

Signatures                                                                                            16
Exhibits                                                                                           17-18

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2005 and September 30, 2005

                                                                     December 31,        September 30,
ASSETS                                                                   2005                2005
                                                                   -----------------   -----------------
                                                                     (Unaudited)              *
Cash and short-term cash investments                                $ 25,289,450         $ 22,327,400
Investment securities:
  Available for sale, at estimated market value                          532,850              460,350
  FHLB stock                                                             182,300              182,300
Loans receivable, net of loan loss allowances of $910,000 at
  December 31, 2005 and $850,000 at September 30, 2005                69,846,000           73,894,100
Accrued interest receivable                                              172,350              136,200
Foreclosed assets, net                                                 1,003,800            1,003,800
Property and equipment, net                                              333,450              337,850
Bank owned life insurance                                              1,066,600            1,058,500
Deferred income taxes, net                                               270,100              297,150
Prepaid expenses and other assets                                         92,250               33,700
                                                                    ------------         ------------
          Total Assets                                              $ 98,789,150         $ 99,731,350
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                            $ 79,506,350         $ 80,905,150
Accrued interest on deposits                                              43,600               26,950
Accrued expenses and other liabilities                                   676,300              718,350
Accrued income taxes                                                     161,750               27,950
Dividends payable                                                         88,200               77,650
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                            580,800              569,100
                                                                    ------------         ------------
         Total Liabilities                                            81,057,000           82,325,150
                                                                    ------------         ------------

Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued                     -                    -
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,238,106 shares at December 31, 2005 and
  1,237,146 shares at September 30, 2005                                  12,400               12,350
Additional paid-in capital                                             5,517,600            5,502,050
Accumulated other comprehensive income                                   325,450              280,500
Retained earnings, substantially restricted                           13,155,400           12,868,900
Less: Common stock in treasury, at cost                               (1,278,700)          (1,257,600)
                                                                    ------------         ------------
Total stockholders' equity                                            17,732,150           17,406,200
                                                                    ------------         ------------
Total liabilities and stockholders' equity                          $ 98,789,150         $ 99,731,350
                                                                    ============         ============

See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                               2005                 2004
                                                            -----------         -----------
Interest and dividend income:
 Loans                                                      $ 1,442,600         $ 1,323,900
 Investment securities                                            5,950               4,400
 Short-term cash investments                                    233,500              44,550
                                                            -----------         -----------
     Total interest income                                    1,682,050           1,372,850
                                                            -----------         -----------
Interest expense:
 Interest on deposits                                           679,950             538,700
                                                            -----------         -----------
     Total interest expense                                     679,950             538,700
                                                            -----------         -----------

Net interest income before provision for loan losses          1,002,100             834,150
Provision for loan losses                                       (60,000)            (27,500)
                                                            -----------         -----------
Net interest income after provision for loan losses             942,100             806,650
                                                            -----------         -----------

Noninterest income:
 Service charges and fees                                        18,400              14,500
 Secondary market fee income                                      7,950                  --
 Other                                                           11,750              11,150
                                                            -----------         -----------
                                                                 38,100              25,650
                                                            -----------         -----------
Noninterest expense:
 Compensation and benefits                                      207,500             167,950
 Occupancy                                                       10,800              10,050
 Federal insurance and operating assessments                     11,050              10,400
 Data processing                                                 32,300              30,500
 REO provisions and expense                                      49,500                   -
 Other operating expense                                         62,950              90,500
                                                            -----------         -----------
                                                                374,100             309,400
                                                            -----------         -----------

Income before income taxes                                      606,100             522,900
Income taxes                                                    219,700             174,050
                                                            -----------         -----------
Net income                                                  $   386,400         $   348,850
                                                            ===========         ===========

Basic earnings per share                                    $      0.34         $      0.30
Diluted earnings per share                                  $      0.33         $      0.30
Dividends per share                                         $      0.17         $      0.15

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004


                                                                    2005            2004
                                                                  --------        --------

Net income                                                        $386,400        $348,850
                                                                  --------        --------
Other comprehensive loss, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period                  44,950          42,750
    Less:  reclassification adjustments for gains included
                  in net income                                          -               -
                                                                  --------        --------
Other comprehensive income                                          44,950          42,750
                                                                  --------        --------
Comprehensive income                                              $431,350        $391,600
                                                                  ========        ========


See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                            2005                 2004
                                                                        ------------         ------------

Net income                                                              $    386,400         $    348,850
                                                                        ------------         ------------
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                              5,900                6,300
     Provision for loan losses                                                60,000               27,500
     Deferred income taxes                                                      (500)             (19,550)
      Increase in cash surrender value of life insurance                      (8,100)             (10,950)
Changes in assets and liabilities:
     Prepaid expenses and other assets                                       (58,550)              23,600
     Accrued interest receivable                                             (36,150)              (5,850)
     Accrued interest on deposits                                             16,650               15,000
     Accrued income taxes                                                    133,800              126,600
     Accrued expenses and other liabilities                                  (42,050)                 (50)
                                                                        ------------         ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                 457,400              511,450
                                                                        ------------         ------------
Cash Flows From Investing Activities:
Net decrease  in loans receivable                                          3,988,100            2,730,500
Purchase of property and equipment                                            (1,500)                   -
Redemption of FHLB stock                                                           -               42,800
                                                                        ------------         ------------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                               3,986,600            2,773,300
                                                                        ------------         ------------
Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                       (1,398,800)           2,966,500
Proceeds from exercise of stock options                                       12,200               66,100
Additions to paid in capital from tax effect from exercise of
  of stock options                                                             3,400                    -
Repurchase of common stock for the Treasury                                  (21,100)              (7,250)
Dividends paid                                                               (77,650)             (72,050)
                                                                        ------------         ------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (1,481,950)           2,953,300
                                                                        ------------         ------------
Net increase in cash and cash equivalents                                  2,962,050            6,238,050
Cash and cash equivalents:
   Beginning                                                              22,327,400            5,851,250
                                                                        ------------         ------------
   Ending                                                               $ 25,289,450         $ 12,089,300
                                                                        ============         ============
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                               $    663,300         $    523,700
                                                                        ============         ============
Cash payment of income taxes                                            $     82,000         $     65,000
                                                                        ============         ============
Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings           $     11,700         $     87,450
                                                                        ============         ============
Transfer of loans to foreclosed assets                                  $          -         $  1,491,000
                                                                        ============         ============
Increase in unrealized gain on investment securities, net ot tax        $     44,950         $     42,750
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


NOTE 2.     ORGANIZATIONAL STRUCTURE

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the "MHC") a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC's principal assets consisted of 635,000 shares of the Association's common stock (now converted to the Company's common stock) and $100,000 in cash received from the Association as initial capital. Prior to 2003 (see Note 4), the MHC received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 55.1% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2005, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 2005 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2006. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2005 Annual Report to Stockholders.

NOTE  4.    DIVIDENDS DECLARED

On December 19, 2005, the Board of Directors of the Company declared a dividend of $0.17 a share for stockholders of record as of December 30, 2005 and payable on January 10, 2006. The dividends declared were accrued and reported as dividends payable in the December 31, 2004 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three month periods ended December 31, 2005 and 2004 is presented below.

   For the Three Months Ended December 31                            2005               2004
                                                                   ---------        ---------
   Weighted average shares outstanding for Basic EPS               1,152,761        1,151,760
   Plus incremental shares from assumed issuances of shares
   pursuant to stock option and stock award plans                      7,279           14,125
                                                                   ---------        ---------
   Weighted average shares outstanding for diluted EPS             1,160,040        1,165,885
                                                                   =========        =========


NOTE 6.  STOCK OPTION PLAN

In 1995, the Financial Accounting Standards Board (FASB) issued Standard No. 123, Accounting For Stock-Based Compensation, which requires disclosures concerning the fair value of options and encourages accounting recognition for options using the fair value method. The Company has elected to apply the disclosure-only provisions of the Statement.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (Statement 148). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein. Accordingly, no compensation cost has been recorded and none would have been required in 2005 or 2004 because the five year period over which the options vested and would have been expensed under SFAS No. 123 expired. Effective with the Company's first annual period beginning after December 15, 2005, the voluntary change to the fair value based method of accounting for stock based compensation becomes mandatory pursuant to SFAS No. 123 "Revised." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.

The Company has a stock option plan for the benefit of its officers, directors, and key employees. Options totaling 54,000 at a grant price of $12.75 were granted on January 22, 1997 and expire on January 21, 2007. No options have been granted since that date and stockholder approval has not been requested for the issuance of any additional stock options. Previously granted options totaling 13,500 were returned to the Plan due to employment separation of the option holders and are available for grant, subject to expiration in 2007. The options are exercisable at the rate of 20% annually for years during periods of service as an employee or director, and expire after ten years. Accelerated vesting may occur in certain circumstances as disclosed in the plan documents. Options are exercisable at the fair value on the date of grant.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK OPTION PLAN (CONTINUED)

A summary of the changes in the Company's options during the quarters ended December 31, 2005 and 2004 is presented below:

                                                               2005            2004
                                                             -------         -------
Stock options outstanding at beginning of the quarter         16,802          32,765
Granted                                                           --              --
Exercised                                                       (960)         (5,184)
Terminated                                                        --              --
                                                             -------         -------
Stock options outstanding at end of the quarter               15,842          27,581
                                                             =======         =======
Stock options exercisable at end of the quarter               15,842          27,581
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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2005

Total assets decreased by $942,200 to $98.8 million at December 31, 2005 from $99.7 million at September 30, 2005. The decrease in total assets during the quarter ended December 31, 2005 occurred primarily due to a decrease in deposits of approximately $1.4 million during the same quarter. Although the Association continued to price its deposits competitively, customer deposits declined primarily due to the withdrawal during the quarter of a few large accounts which had been maintained at the Association on short-term basis. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current quarter, cash and short term cash investments increased by approximately $3.0 million.

Net loans receivable decreased by $4.0 million to $69.9 million at December 31, 2005 from $73.9 million at September 30, 2005. The decrease occurred primarily because of a $1.8 million decline in the Association's residential mortgage portfolio and a seasonal decline in outstanding construction loans which decreased by $2.0 million during the current quarter. The Company's construction loan portfolio characteristically expands in the spring corresponding with the area's typical selling season and declines in the fall and winter. The decline in the Company's residential mortgage portfolio was caused by the outside refinancing of a few large loans. The Company's primary lending area continues to show signs of improving economic conditions. However, significant and sustained employment growth across a wide spectrum of the local economic base will ultimately determine whether loan demand can be maintained. The high tech sector of the area's employment base has been hit hard during the past couple of years and has impeded growth in the overall real estate market. Assuming economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities increased by $72,500 to $715,150 at December 31, 2005 from $642,650 at September 30, 2005. The increase is attributable to unrealized gains in the Company's investment in FHLMC stock. The Company has decided to maintain higher levels of short term liquidity in order to minimize interest rate risk and due to the relatively minor differential in investment rates available on extended maturities. As a result, the Company has not been actively involved in the buying and selling securities. At December 31, 2005, the Company's investment portfolio, which consisted of FHLB stock and FHLMC stock, had approximately $525,000 in unrealized gains.

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund the growth in its loan portfolio and provide for other cash requirements. The Company has recorded a liability of $580,800 at December 31, 2005 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if all participants were to request the balance of their account from the Company in cash instead of stock.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND
DECEMBER 31, 2005 (CONTINUED)

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At December 31, 2005 the Company had repurchased 85,345 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $286,500 to $13.2 million at December 31, 2005 from $12.9 million at September 30, 2005. The increase is primarily attributable to the Company's earnings of $386,400 during the quarter ended December 31, 2005, reduced by $88,200 in dividends declared during the period and a $11,700 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At December 31, 2005 the Company's capital amounted to $17.7 million, which as a percentage of total assets was 17.95%. The Company and the Association are both required to meet certain capital requirements as established by the OTS. At December 31, 2005, all capital requirements were met.

ASSET QUALITY

The Company's level of non-performing assets, defined as loans past due 90 days or more and foreclosed real estate, as a percentage of total assets outstanding, was 1.02% at December 31, 2005 and 1.78% at September 30, 2005. At December 31, 2005, non-performing assets amounted to $1.0 million and consisted solely of one foreclosed commercial property which consisted of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest. While the property's location is considered highly desirable, the Company decided that a phase II environmental assessment was necessary to properly market the tract due to the historical uses of the property. Petroleum contamination consistent with operating a gas station and a truck maintenance facility over an extended period of time was found on parts of the property. Environmental assessment reports are currently being reviewed by the appropriate state agencies. Although the Company does not currently believe the contamination will have any significant effect on the potential development of the property, the agencies are expected to be able to assist the Company in determining the extent of any required clean-up and ongoing monitoring steps. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property and no loss is expected on its ultimate sale. The Company has expensed approximately $110,000 to date on environmental assessment activities. At December 31, 2005, the Company had no loans past due 90 days or more. At September 30, 2005, the Company had $770,850 in loans delinquent 90 days or more.

The Company had no loan charge-offs during the current quarter. The Company's loan loss allowance amounted to $910,000 at December 31, 2005 and management believes that it has sufficient loan loss allowances established to cover any loss associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings. During the past five years, the Association's loan portfolio has gradually trended towards a greater concentration of residential construction loans, which generally involves a greater degree of credit risk and collection issues. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during this period than what has historically been considered necessary. The allowance for loan losses is evaluated on a regular basis by management.

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

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ASSET QUALITY (CONTINUED)

All other loans with unidentified impairment issues are pooled and segmented by major loan types (single-family residential properties, construction loans, commercial real estate, land, etc.). Loan loss rates for these categories are then generated by capturing historical loan losses net of recoveries over a five and ten year period, with added weight given to the more recent five year period. Qualitative factors that may affect loan collectibility such as geographical concentrations, local economic conditions, and delinquency trends are also considered in determining the Company's best estimate of the range of credit losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2005 AND 2004

GENERAL. Net income for the three month period ended December 31, 2005 was $386,400 ($0.33 per diluted share) as compared to $348,850 ($0.30 per diluted share) earned during the same quarter in 2004. As discussed below, changes in net interest income between the comparable periods was primarily responsible for the change in net income during the quarter ended December 31, 2005, as compared to the same period one year earlier.

INTEREST INCOME. Interest income increased by $309,200 from $1,372,850 for the three months ended December 31, 2004 to $1,682,050 for the three months ended December 31, 2005. The increase in interest income resulted from both a 0.65% increase in the average yield on interest-earning assets and a $8.4 million increase in the average balance of interest-earning assets outstanding between the quarters. The Company's yield on interest earning assets was 6.38% for the quarter ended December 31, 2005 and 5.73% for the quarter ended December 31, 2004. The change in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant amount of the Company's interest earning assets adjust in tandem with changes to Prime, which has increased in eight separate increments of 0.25% from December 31, 2004 to December 31, 2005.

INTEREST EXPENSE. Interest expense increased by $141,250 from $538,700 for the three months ended December 31, 2004 to $679,950 for the three months ended December 31, 2005. Although the Company's cost of funds increased by 38 basis points during the current quarter as compared to the same quarter a year earlier, the primary reason for the increase in the Company's interest expense was a $7.7 million increase in the average balance of deposits between the quarters. The Company's cost of funds was 2.92% for the quarter ended December 31, 2004 and 3.30% for the quarter ended December 31, 2005. The change in the Company's cost of funds occurred primarily due to fluctuations in market rates between the periods. The increase in the average balance of interest-bearing liabilities occurred primarily due to the competitive pricing of deposits by the Company in order to maintain an acceptable level of liquidity to meet loan demand, construction loan commitments, and other cash requirements.

NET INTEREST INCOME. Net interest income increased by $167,950 from $834,150 for the three months ended December 31, 2004 to $1,002,100 for the three months ended December 31, 2005. As explained above, the increase in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as increases in the level of interest earning assets and interest-bearing liabilities from the quarter ended December 31, 2004 to the most recent quarter ended December 31, 2005. The Company's interest rate margin was 4.15% for the current quarter as compared to 3.78% for the quarter ended December 31, 2004.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (CONTINUED)

PROVISION FOR LOAN LOSSES. The Company provided $60,000 and $27,500 in loan loss provisions during the current quarter and the same quarter a year earlier, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred in the loan portfolio. The Association's loan portfolio has gradually trended towards a greater concentration of builder construction loans, land and land development loans, and commercial loans which generally involve a greater degree of credit risk and collection issues. Also, many of these types of loans involve lending relationships which are larger than what the Company has traditionally maintained. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during this period than what has historically been considered necessary.

NON-INTEREST INCOME. The Company's non-interest income is primarily comprised on various fees and service charges on customer accounts as well as security gains and fees earned from secondary market originations. The Company did not have any investment sales in the current quarter or during the same quarter a year earlier. There were no significant changes in any other category of non-interest income between the quarters other than the Company received $7,950 from the sale of certain loan participations previously held through a statewide loan consortium during the current quarter.

NON-INTEREST EXPENSE. Non-interest expense increased by $64,700 to $374,100 for the three month period ended December 31, 2005 from $309,400 for the comparable quarter in 2004. Compensation and related benefits increased $39,550 from $167,950 during the quarter ended December 31, 2004 to $207,500 in the current quarter. The increase in compensation and benefits occurred primarily because the Company has accrued a higher level of bonuses associated with the greater earnings in the current quarter as compared to the same quarter a year earlier. REO provisions and expense was $49,500 higher during the current quarter versus the same quarter a year earlier as a result of environmental assessment activities associated with the Company's foreclosed 3.81 acre tract on highway 98 outside of Wake Forest, North Carolina. Other operating expense decreased by $27,550 from $90,500 for the quarter ended December 31, 2004 to $62,950 for the current quarter. The decrease in other operating expense occurred primarily because the Company's state franchise tax expense was $26,750 higher during the quarter ended December 31, 2004 as compared to the current quarter. No other category of non-interest expense changed significantly between the two quarters.

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

During the three month period ended December 31, 2005, cash and cash equivalents, a significant source of liquidity, increased by approximately $3.0 million. Net principal reductions amounting to $4.0 million and proceeds from the Company's operations totaling $457,400 contributed to the increase in cash during the quarter while a net decrease in deposits of approximately $1.4 million was the primary utilization of cash during the current quarter. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2005, the Association had outstanding loan commitments amounting to approximately $4.4 million. The undisbursed portion of construction loans amounted to $16.5 million and unused lines of credit amounted to $5.1 million at December 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2005 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since September 30, 2005. The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

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

Allowance for Loan Losses (continued)

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

                          WAKE FOREST BANCSHARES, INC.
                                DECEMBER 31, 2005


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

                                               WAKE FOREST BANCSHARES, INC.

Dated     February 13, 2006                    By: s/s Robert C. White
      ------------------------                     --------------------------
                                               Robert C. White
                                               Chief Executive Officer and
                                               Chief Financial Officer