Form 10QSB
period 2006-03-31
WAKE FOREST BANCSHARES INC
filed 2006-05-12
CIK 1085175

    FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 QUARTERLY OR TRANSITIONAL REPORT

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 2006
                                                 --------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         No   X
    -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2006 there were issued and outstanding 1,152,661 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes          No   X
                                                    -----       -----

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS

Item 1.  Financial Statements

Consolidated statements of financial condition at March 31, 2006 (unaudited)
     and September 30, 2005                                                                                            1
Consolidated statements of income for the three months ended March 31, 2006
     and March 31, 2005 (unaudited)                                                                                    2
Consolidated statements of income for the six months ended March 31, 2006
     and March 31, 2005 (unaudited)                                                                                    3
Consolidated statements of comprehensive income for the three and six months ended
     March 31, 2006 and March 31, 2005 (unaudited)                                                                     4
Consolidated statements of cash flows for the six months ended
     March 31, 2006 and March 31, 2005 (unaudited)                                                                     5
Notes to consolidated financial statements (unaudited)                                                             6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         9 -14

Item 3.  Controls and Procedures                                                                                      15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            16
Item 2.  Changes in Securities                                                                                        16
Item 3.  Defaults upon Senior Securities                                                                              16
Item 4.  Submission of Matters to a Vote of Security Holders                                                          16
Item 5.  Other Information                                                                                            16
Item 6.  Exhibits                                                                                                     16

Signatures                                                                                                            17
Exhibits                                                                                                           18-19

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2006 and September 30, 2005

                                                                                   March 31,          September 30,
ASSETS                                                                                2006                 2005
                                                                                -----------------    -----------------
                                                                                  (Unaudited)               *
Cash and short-term cash investments                                            $     24,128,400     $     22,327,400
Investment securities:
  Available for sale, at estimated market value                                          497,400              460,350
  FHLB stock                                                                             197,600              182,300
Loans receivable, net of loan loss allowances of $945,000 at
  March 31, 2006 and $850,000 at September 30, 2005                                   72,700,100           73,894,100
Accrued interest receivable                                                              179,550              136,200
Foreclosed assets, net                                                                 1,003,800            1,003,800
Property and equipment, net                                                              349,000              337,850
Bank owned life insurance                                                              1,074,750            1,058,500
Deferred income taxes, net                                                               299,300              297,150
Prepaid expenses and other assets                                                         89,950               33,700
                                                                                -----------------    -----------------
          Total Assets                                                          $    100,519,850     $     99,731,350
                                                                                =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $     81,057,200     $     80,905,150
Accrued interest on deposits                                                              38,800               26,950
Accrued expenses and other liabilities                                                   776,550              746,300
Dividends payable                                                                         88,000               77,650
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                                            540,350              569,100
                                                                                -----------------    -----------------
         Total Liabilities                                                            82,500,900           82,325,150
                                                                                -----------------    -----------------

Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none issued                                     --                   --
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,242,506 shares at March 31, 2006 and
  1,237,146 shares at September 30, 2005                                                  12,400               12,350
Additional paid-in capital                                                             5,589,150            5,502,050
Accumulated other comprehensive income                                                   303,450              280,500
Retained earnings, substantially restricted                                           13,490,950           12,868,900
Less: Common stock in treasury, at cost                                               (1,377,050)          (1,257,600)
                                                                                -----------------    -----------------
Total stockholders' equity                                                            18,018,900           17,406,200
                                                                                -----------------    -----------------
Total liabilities and stockholders' equity                                      $    100,519,800     $     99,731,350
                                                                                =================    =================

See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                               2006                 2005
                                                                         -----------------    -----------------
Interest and dividend income:
 Loans                                                                   $      1,423,600     $      1,304,200
 Investment securities                                                              6,300                4,650
 Short-term cash investments                                                      269,400               82,100
                                                                         -----------------    -----------------
     Total interest income                                                      1,699,300            1,390,950
                                                                         -----------------    -----------------
Interest expense:
 Interest on deposits                                                             691,650              539,250
                                                                         -----------------    -----------------
     Total interest expense                                                       691,650              539,250
                                                                         -----------------    -----------------

Net interest income before provision for loan losses                            1,007,650              851,700
Provision for loan losses                                                         (35,000)             (37,100)
                                                                         -----------------    -----------------
Net interest income after provision for loan losses                               972,650              814,600
                                                                         -----------------    -----------------

Noninterest income:
 Service charges and fees                                                          11,850               12,750
Secondary market fee income                                                             -                4,000
 Other                                                                              8,950                7,500
                                                                         -----------------    -----------------
                                                                                   20,800               24,250
                                                                         -----------------    -----------------
Noninterest expense:
 Compensation and benefits                                                        211,100              190,300
 Occupancy                                                                         11,550               11,500
 Federal insurance and operating assessments                                       11,500               10,450
 Data processing                                                                   46,600               33,800
 REO provisions and expense                                                        36,050                5,600
 Other operating expense                                                           78,850               76,800
                                                                         -----------------    -----------------
                                                                                  395,650              328,450
                                                                         -----------------    -----------------

Income before income taxes                                                        597,800              510,400
Income taxes                                                                      214,700              167,600
                                                                         -----------------    -----------------
Net income                                                               $        383,100     $        342,800
                                                                         =================    =================

Basic earnings per share                                                 $           0.33     $           0.30
Diluted earnings per share                                               $           0.33     $           0.29
Dividends per share                                                      $           0.17     $           0.15

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                               2006                 2005
                                                                         -----------------    -----------------
Interest and dividend income:
 Loans                                                                   $      2,866,200     $      2,628,100
 Investment securities                                                             12,250                9,050
 Short-term cash investments                                                      502,950              126,650
                                                                         -----------------    -----------------
     Total interest income                                                      3,381,400            2,763,800
                                                                         -----------------    -----------------
Interest expense:
 Interest on deposits                                                           1,371,650            1,077,950
                                                                         -----------------    -----------------
     Total interest expense                                                     1,371,650            1,077,950
                                                                         -----------------    -----------------

Net interest income before provision for loan losses                            2,009,750            1,685,850
Provision for loan losses                                                         (95,000)             (64,600)
                                                                         -----------------    -----------------
Net interest income after provision for loan losses                             1,914,750            1,621,250
                                                                         -----------------    -----------------

Noninterest income:
 Service charges and fees                                                          30,250               27,250
 Secondary market fee income                                                        8,000                4,000
 Other                                                                             20,700               18,650
                                                                         -----------------    -----------------
                                                                                   58,950               49,900
                                                                         -----------------    -----------------
Noninterest expense:
 Compensation and benefits                                                        418,600              358,250
 Occupancy                                                                         22,350               21,500
 Federal insurance and operating assessments                                       22,550               20,850
 Data processing                                                                   78,950               64,350
 REO provisions and expense                                                        85,550                5,600
 Other operating expense                                                          141,800              167,300
                                                                         -----------------    -----------------
                                                                                  769,800              637,850
                                                                         -----------------    -----------------

Income before income taxes                                                      1,203,900            1,033,300
Income taxes                                                                      434,400              341,650
                                                                         -----------------    -----------------
Net income                                                               $        769,500     $        691,650
                                                                         =================    =================

Basic earnings per share                                                 $           0.67     $           0.60
Diluted earnings per share                                               $           0.66     $           0.60
Dividends per share                                                      $           0.34     $           0.30

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                               2006                 2005
                                                                         -----------------    -----------------
FOR THE THREE MONTHS ENDED MARCH 31:
Net income                                                               $        383,100     $        342,800
                                                                         -----------------    -----------------
Other comprehensive (loss), net of tax:
  Unrealized (losses) on securities:
    Unrealized holding (losses) arising during period                             (22,000)             (53,100)
    Less:  reclassification adjustments for (losses)
                  included in net income                                               --                   --
                                                                         -----------------    -----------------
Other comprehensive (loss)                                                        (22,000)             (53,100)
                                                                         -----------------    -----------------
Comprehensive income                                                     $        361,100     $        289,700
                                                                         =================    =================

                                                                               2005                 2005
                                                                         -----------------    -----------------
FOR THE SIX MONTHS ENDED MARCH 31:
Net income                                                               $        769,500     $        691,650
                                                                         -----------------    -----------------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period                        22,950              (10,350)
    Less: reclassification adjustments for gains (losses)
            included in net income                                                     --                   --
                                                                         -----------------    -----------------
Other comprehensive income (loss)                                                  22,950              (10,350)
                                                                         -----------------    -----------------
Comprehensive income                                                     $        792,450     $        681,300
                                                                         =================    =================

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                                    2006                 2005
                                                                             -------------------   ------------------
Net income                                                                   $          769,500              691,650
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                        19,100               12,650
     Provision for loan losses                                                           95,000               64,600
     Gain on sale of foreclosed assets, net                                                   -                    -
     Deferred income taxes                                                              (16,250)             (13,250)
      Increase in cash surrender value of life insurance                                (16,250)             (17,700)
Changes in assets and liabilities:
     Prepaid expenses and other assets                                                  (56,250)              (2,850)
     Accrued interest receivable                                                        (43,350)             (17,200)
     Accrued interest on deposits                                                        11,850                7,700
     Accrued expenses and other liabilities                                              30,250               24,100
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                            793,600              749,700
                                                                             -------------------   ------------------
Cash Flows From Investing Activities:
Net decrease in loans receivable                                                      1,099,000            6,157,700
Redemption of FHLB stock                                                                      -               31,500
Purchase of FHLB stock                                                                  (15,300)                   -
Purchase of property and equipment                                                      (30,250)                   -
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                          1,053,450            6,189,200
                                                                             -------------------   ------------------
Cash Flows From Financing Activities:
Net increase in deposits                                                                152,050            7,460,900
Proceeds from exercise of stock options                                                  68,350              121,400
Additions to paid in capital from tax effect from exercise of
  of stock options                                                                       18,850                    -
Repurchase of common stock for the Treasury                                            (119,450)             (80,300)
Dividends paid                                                                         (165,850)            (150,100)
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (46,050)           7,351,900
                                                                             -------------------   ------------------
Net increase in cash and cash equivalents                                             1,801,000           14,290,800
Cash and cash equivalents:
   Beginning                                                                         22,327,400            5,851,250
                                                                             -------------------   ------------------
   Ending                                                                    $       24,128,400    $      20,142,050
                                                                             ===================   ==================
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                    $        1,359,800    $       1,070,250
                                                                             ===================   ==================
Cash payment of income taxes                                                 $          464,500    $         406,750
                                                                             ===================   ==================
Supplemental Disclosure of Noncash transactions:
Decrease in ESOP put option charged to retained earnings                     $          (28,750)   $          (1,700)
                                                                             ===================   ==================
Transfer of loans to foreclosed assets                                       $               --    $       1,503,800
                                                                             ===================   ==================
Increase (decrease) in unrealized gain on investment
  securities, net of tax                                                     $           22,950    $         (10,350)
                                                                             ===================   ==================

See Notes to Consolidated Finanical Statements.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS

Wake Forest Bancshares, Inc. (the "Company") is located in Wake Forest, North Carolina and is the parent stock holding company of Wake Forest Federal Savings and Loan Association (the "Association" or "Wake Forest Federal"), its only subsidiary. The Company conducts no business other than holding all of the stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The Association's principal activities consist of obtaining deposits and providing mortgage credit to customers in its primary market area, the counties of Wake and Franklin, North Carolina. The Company's and the Association's primary regulator is the Office of Thrift Supervision (OTS) and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC).


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

NOTE 3.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2005, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2006. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2005 Annual Report to Stockholders.

NOTE  4.    DIVIDENDS DECLARED

On March 20, 2006, the Board of Directors of the Company declared a dividend of $0.17 a share for stockholders of record as of March 31, 2006 and payable on April 10, 2006. The dividends declared were accrued and reported as dividends payable in the March 31, 2006 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5.     EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2006 and 2005 is presented below.


For the Three Months Ended March 31:                                        2006               2005
                                                                      -----------------  -----------------
Weighted average shares outstanding for Basic EPS                            1,152,704          1,154,925
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                   5,383             11,080
                                                                      -----------------  -----------------
Weighted average shares outstanding for diluted EPS                          1,158,087          1,166,005
                                                                      =================  =================

For the Six Months Ended March 31:                                          2005               2005
                                                                      -----------------  -----------------
Weighted average shares outstanding for Basic EPS                            1,152,733          1,153,325
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                   6,313             12,585
                                                                      -----------------  -----------------
Weighted average shares outstanding for diluted EPS                          1,159,046          1,165,910
                                                                      =================  =================

NOTE 6.  STOCK OPTION PLAN

In 1995, the Financial Accounting Standards Board (FASB) issued Standard No. 123, Accounting For Stock-Based Compensation, which requires disclosures concerning the fair value of options and encourages accounting recognition for options using the fair value method. The Company has elected to apply the disclosure-only provisions of the Statement.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (Statement 148). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein. Accordingly, no compensation cost has been recorded and none would have been required in 2006 or 2005 because the five year period over which the options vested and would have been expensed under SFAS No. 123 expired. Effective with the Company's first annual period beginning after December 15, 2005, the voluntary change to the fair value based method of accounting for stock based compensation becomes mandatory pursuant to SFAS No. 123 "Revised." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.

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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  STOCK OPTION PLAN (CONTINUED)

 A summary of the changes in the Company's options during the quarters ended March 31, 2006 and 2005 is presented below:

                                                                          2006                 2005
                                                                    -----------------    ------------------
Stock options outstanding at beginning of the quarter                         15,842                27,581
Granted                                                                            -                     -
Exercised                                                                     (4,400)               (4,335)
Terminated                                                                         -                     -
                                                                    -----------------    ------------------
Stock options outstanding at end of the quarter                               11,442                23,246
                                                                    =================    ==================
Stock options exercisable at end of the quarter                               11,442                23,246
                                                                    =================    ==================

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND MARCH 31, 2006

Total assets increased by $788,500 to $100.5 million at March 31, 2006 from $99.7 million at September 30, 2005. The increase in total assets during the six month period ended March 31, 2006 occurred primarily due to income retained from operations during the same period. Due to adequate levels of current liquidity, deposits were priced to meet competition and retain certain accounts but not to aggressively attract additional funds. Deposits increased by $152,050 during the six month period ended March 31, 2006. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current six month period, cash and short term cash investments increased by approximately $1.8 million.

Net loans receivable decreased by $1.2 million to $72.7 million at March 31, 2006 from $73.9 million at September 30, 2005. The decrease occurred primarily because of a number of balloon or prime based commercial loans were refinanced by borrowers elsewhere to obtain longer term fixed rate financing. Federal Reserve rate hikes have made these types of loans less desirable and because of possible interest rate risk exposure, the Company does not offer commercial or investment loans with long term fixed rates. However, the Company's construction loan portfolio increased by $1.7 million during the six month period ended March 31, 2006. The Company's primary lending area continues to show signs of improving economic conditions. However, significant and sustained employment growth across a wide spectrum of the local economic base will ultimately determine whether loan demand can be maintained. The high tech sector of the area's employment base has been hit hard during the past several years and has impeded growth in the overall real estate market. Assuming economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities increased by $52,350 to $695,000 at March 31, 2006 from $642,650 at September 30, 2005. The slight increase is attributable to a $37,050 unrealized gain in the Company's investment in FHLMC stock during the past six months and a required $15,300 purchase of FHLB stock during the same period. The Company has decided to maintain higher levels of short term liquidity in order to minimize interest rate risk and due to the relatively minor differential in investment rates available on extended maturities. As a result, the Company has not been actively involved in the buying and selling securities. At March 31, 2006, the Company's investment portfolio, which consisted of FHLB stock and FHLMC stock, had approximately $489,000 in unrealized gains.

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund lending and other cash commitments. The Company has recorded a liability of $540,350 at March 31, 2006 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if all participants were to request the balance of their account from the Company in cash instead of stock.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND MARCH 31, 2006 (CONTINUED)

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At March 31, 2006 the Company had repurchased 89,845 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $622,050 to $13.5 million at March 31, 2006 from $12.9 million at September 30, 2005. The increase is primarily attributable to the Company's earnings of $769,500 during the six month period ended March 31, 2006, reduced by $176,200 in dividends declared during the period and a $28,750 recovery of prior charges to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At March 31, 2006 the Company's capital amounted to $18.0 million, which as a percentage of total assets was 17.93%. The Company and the Association are both required to meet certain capital requirements as established by the OTS. At March 31, 2006, all capital requirements were met.

ASSET QUALITY

The Company's level of non-performing assets, defined as loans past due 90 days or more and foreclosed real estate, as a percentage of total assets outstanding, was 1.00% at March 31, 2006 and 1.78% at September 30, 2005. At March 31, 2006,
non-performing assets amounted to $1.0 million and consisted solely of one foreclosed commercial property which consisted of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest. While the property's location is considered highly desirable, the Company decided that an environmental assessment was necessary to properly market the tract due to the historical uses of the property. Petroleum contamination consistent with operating a gas station and a truck maintenance facility over an extended period of time was found on parts of the property. Environmental assessment is currently ongoing. Although the Company does not currently believe the contamination will have any significant effect on the potential development of the property, the Company is committed to determining the extent of any required clean-up and ongoing monitoring steps in order to properly preserve the value of the property. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property and no loss is expected on its ultimate sale. The Company has expensed approximately $145,000 to date on environmental assessment activities. At March 31, 2006, the Company had no loans past due 90 days or more. At September 30, 2005, the Company had $770,850 in loans delinquent 90 days or more.

The Company had no loan charge-offs during the current quarter or six month period ended March 31, 2006. The Company's loan loss allowance amounted to $945,000 at March 31, 2006 and management believes that it has sufficient loan loss allowances established to cover any loss associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings. During the past five years, the Association's loan portfolio has gradually trended towards a greater concentration of residential construction loans, which generally involves a greater degree of credit risk and collection issues. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during this period than what has historically been considered necessary. The allowance for loan losses is evaluated on a regular basis by management.

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


COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

GENERAL. Net income for the three month period ended March 31, 2006 was $383,100, or $40,300 more than the $342,800 earned during the same quarter in 2005. Net income for the six month period ended March 31, 2006 was $769,500, or $77,850 more than the $691,650 earned during the same period in 2005. As discussed below, changes in net interest income between the comparable periods were primarily responsible for the change in net income during the current quarter and six month period end March 31,2006 when compared to the same periods a year earlier.

INTEREST INCOME. Interest income increased by $308,350 from $1,390,950 for the three months ended March 31, 2005 to $1,699,300 for the three months ended March 31, 2006. The increase in interest income resulted from both a 98 basis point increase in the average yield on interest earning assets between the quarters and an increase of $8.2 million in the average balance of interest-earning assets outstanding between the periods. Interest income increased by $617,600 from $2,763,800 for the six months ended March 31, 2005 to $3,381,400 for the six months ended March 31, 2006. The increase in interest income resulted from both an 82 basis point increase in the average yield on interest earning assets between the six month periods and an increase of $8.3 million in the average balance of interest-earning assets outstanding between the periods. The Company's yield on interest earning assets was 6.74% and 6.56% for the quarter and six month period ended March 31, 2006; respectively, and 5.76% and 5.74% for the quarter and six month period ended March 31, 2005; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant portion of the Company's assets are able to re-price quickly when market rates influenced by Federal Reserve rate movements change.

INTEREST EXPENSE. Interest expense increased by $152,400 from $539,250 for the three months ended March 31, 2005 to $691,650 for the three months ended March 31, 2006. Interest expense increased by $293,700 from $1,077,950 for the six months ended March 31, 2005 to $1,371,650 for the six months ended March 31, 2006. The increases were the result of both an increase in the Company's cost of funds between the periods and an increase in the average balance of deposits outstanding between the periods. The Company's cost of funds increased by 58 basis points and 48 basis points for the three and six month periods ended March 31, 2006; respectively, as compared to the same periods a year earlier. As a result of overall higher market rates, the Company's cost of funds increased from 2.99% and 2.96% for the quarter and six month period ended March 31, 2005; respectively, to 3.57% and 3.44% for the quarter and six month period ended March 31, 2006, respectively. The Company's average balance of deposits outstanding increased by $5.4 million and $6.5 million for the three and six month periods ended March 31, 2006, respectively, as compared to the same periods a year earlier.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (CONTINUED)

NET INTEREST INCOME. Net interest income increased by $155,950 from $851,700 for the three months ended March 31, 2005 to $1,007,650 for the three months ended March 31, 2006. Net interest income increased by $323,900 from $1,685,850 for the six months ended March 31, 2005 to $2,009,750 for the six months ended March 31, 2006. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as changes in the level of interest earning assets and interest-bearing liabilities. The Company's net interest margin was 4.13% and 4.14% for the current quarter and six months ended March 31, 2006 versus 3.81% and 3.80% for the same quarter and six month period a year earlier.

PROVISION FOR LOAN LOSSES. The Company provided $35,000 and $95,000 in loan loss provisions during the current quarter and six month period ended March 31, 2005; respectively, as compared to $37,100 and $64,600 during the three and six month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Association's loan portfolio has gradually trended towards a greater concentration of builder construction loans, land and land development loans, and commercial loans which generally involve a greater degree of credit risk and collection issues. Also, many of these types of loans involve lending relationships which are larger than what the Company has traditionally maintained. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during this period than what has historically been considered necessary. None of the provisions provided during the reported periods occurred due to the impairment of specific loans as required by SFAS No. 114.

NON-INTEREST INCOME. The Company's non-interest income is primarily comprised on various fees and service charges on customer accounts, income from bank owned life insurance products, as well as security gains and fees earned from secondary market originations. The Company did not have any investment sales during any of the periods being reported upon. In addition, the Company has been originating residential mortgage loans for its own portfolio over the periods being reported upon and therefore very little secondary marketing income has been generated over those same periods.

NON-INTEREST EXPENSE. Non-interest expense increased by $67,200 to $395,650 for the three month period ended March 31, 2006 from $328,450 for the comparable quarter in 2005. Non-interest expense increased by $131,950 to $769,800 for the six month period ended March 31, 2006 from $637,850 for the same period a year earlier. Compensation and related benefits increased by $20,800 and $60,350 during the quarter and six months ended March 31, 2006, respectively, as compared to the same periods a year earlier.

The increase in compensation and benefits occurred primarily because the Company has accrued a higher level of bonuses associated with the greater earnings in 2006 as compared to the same periods a year earlier, and healthcare costs have risen by approximately 25% during the current year. REO provisions and expense have increased by $30,450 and $79,950 during the current quarter and six month period ended March 31, 2006, respectively, versus the same periods a year earlier as a result of environmental assessment activities associated with the Company's foreclosed 3.81 acre tract on highway 98 outside of Wake Forest, North Carolina. Data processing expense increased by $12,800 and $14,600 during the three and the six month periods ended March 31, 2006, respectively, as compared to the same periods a year earlier because the Company is currently implementing a computer systems upgrade and conversion.

Other operating expense decreased by $25,500 from $167,300 for the six month period ended March 31, 2005 to $141,800 for the six month period ended March 31, 2006. The decrease in other operating expense occurred primarily because the Company's state franchise tax expense was $26,750 higher in 2005 as compared to 2006. No other category of non-interest expense changed significantly between the periods being reported upon.

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

During the six month period ended March 31, 2006, cash and cash equivalents, a significant source of liquidity, increased by approximately $1.8 million. Net principal loan reductions of $1.1 million and net cash provided by operating activities of $793,600 were the primary factors which contributed to the increase in cash during the current six month period. There were no significant uses of cash during the six month period ended March 31, 2006. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2006, the Association had outstanding loan commitments amounting to approximately $4.7 million. The undisbursed portion of construction loans amounted to $15.5 million and unused lines of credit amounted to $5.6 million at March 31, 2006.

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

                          WAKE FOREST BANCSHARES, INC.
                                 MARCH 31, 2006


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

                  None

        Item 3.   Defaults Upon Senior Securities

                  None

        Item 4.   Submission of Matters to a Vote of Security Holders

                  On February 21, 2006, the annual meeting of stockholders was held to consider and vote upon the election of two directors of the Company and to ratify the appointment of Dixon Hughes PLLC as independent auditors for the Company's fiscal year ending September 30, 2006. All items were approved by the stockholders as shown below.

Vote concerning the election of directors of the Company:

                                 For            Against          Withheld            Total
                           ------------------------------------------------------------------------
Anna O. Sumerlin                  1,009,403                -              925            1,010,328
Harold R. Washington              1,009,503                -              825            1,010,328

Vote concerning ratification of Dixon Hughes PLLC as independent auditors for the year ending September 30, 2006:

                                 For            Against         Abstained            Total
                           ------------------------------------------------------------------------
                                  1,003,353            4,200            2,775            1,010,328

The foregoing matters are described in detail in the Company's proxy statement dated January 19, 2006 for the 2006 Annual Meeting of stockholders.

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

Dated     May 12, 2006                      By: s/s Robert C. White
      ---------------------                     --------------------------------
                                                Robert C. White
                                                Chief Executive Officer and
                                                Chief Financial Officer