Form 10QSB
period 2006-06-30
WAKE FOREST BANCSHARES INC
filed 2006-08-11
CIK 1085175

          FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended June 30, 2006
                                                 -------------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2006 there were issued and outstanding 1,153,261 shares of the Issuer's common stock, $.01 par value


Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                          WAKE FOREST BANCSHARES, INC.
                                    CONTENTS


Item 1.  Financial Statements

Consolidated statements of financial condition at June 30, 2006 (unaudited)
     and September 30, 2005                                                                                            1
Consolidated statements of income for the three months ended June 30, 2006
     and June 30, 2005 (unaudited)                                                                                     2
Consolidated statements of income for the nine months ended June 30, 2006
     and June 30, 2005 (unaudited)                                                                                     3
Consolidated statements of comprehensive income for the three and nine months ended
     June 30, 2006 and June 30, 2005 (unaudited)                                                                       4
Consolidated statements of cash flows for the nine months ended
     June 30, 2006 and June 30, 2005 (unaudited)                                                                       5
Notes to consolidated financial statements (unaudited)                                                             6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         9 -14

Item 3.  Controls and Procedures                                                                                      15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            16
Item 2.  Changes in Securities                                                                                        16
Item 3.  Defaults upon Senior Securities                                                                              16
Item 4.  Submission of Matters to a Vote of Security Holders                                                          16
Item 5.  Other Information                                                                                            16
Item 6.  Exhibits                                                                                                     16

Signatures                                                                                                            17
Exhibits                                                                                                           18-19

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2006 and September 30, 2005

                                                                                    June 30,          September 30,
ASSETS                                                                                2006                 2005
                                                                                -----------------    -----------------
                                                                                  (Unaudited)               *
Cash and short-term cash investments                                            $     24,522,100     $     22,327,400
Investment securities:
  Available for sale, at estimated market value                                          464,850              460,350
  FHLB stock                                                                             197,600              182,300
Loans receivable, net of loan loss allowances of $995,000 at
  June 30, 2006 and $850,000 at September 30, 2005                                    74,909,850           73,894,100
Accrued interest receivable                                                              204,500              136,200
Foreclosed assets, net                                                                 1,003,800            1,003,800
Property and equipment, net                                                              380,100              337,850
Bank owned life insurance                                                              1,082,850            1,058,500
Deferred income taxes, net                                                               333,800              297,150
Prepaid expenses and other assets                                                         54,400               33,700
                                                                                -----------------    -----------------
          Total Assets                                                          $    103,153,850     $     99,731,350
                                                                                =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $     83,195,750     $     80,905,150
Accrued interest on deposits                                                              35,650               26,950
Accrued expenses and other liabilities                                                   969,450              746,300
Dividends payable                                                                         88,000               77,650
Redeemable common stock held by the ESOP
  net of unearned ESOP shares                                                            587,350              569,100
                                                                                -----------------    -----------------
         Total Liabilities                                                            84,876,200           82,325,150
                                                                                -----------------    -----------------

Stockholders' equity:
Preferred stock, authorized 1,000,000 shares, none  issued                                     -                    -
Common stock, par value $ .01, authorized 5,000,000 shares,
  issued 1,242,506 shares at June 30, 2006 and
  1,237,146 shares at September 30, 2005                                                  12,450               12,350
Additional paid-in capital                                                             5,589,150            5,502,050
Accumulated other comprehensive income                                                   283,250              280,500
Retained earnings, substantially restricted                                           13,769,850           12,868,900
Less: Common stock in treasury, at cost                                               (1,377,050)          (1,257,600)
                                                                                -----------------    -----------------
Total stockholders' equity                                                            18,277,650           17,406,200
                                                                                -----------------    -----------------
Total liabilities and stockholders' equity                                      $    103,153,850     $     99,731,350
                                                                                =================    =================

See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                               2006                 2005
                                                                         -----------------    -----------------
Interest and dividend income:
 Loans                                                                   $      1,549,000     $      1,287,100
 Investment securities                                                              6,600                4,900
 Short-term cash investments                                                      288,100              152,000
                                                                         -----------------    -----------------
     Total interest income                                                      1,843,700            1,444,000
                                                                         -----------------    -----------------
Interest expense:
 Interest on deposits                                                             760,100              602,000
                                                                         -----------------    -----------------
     Total interest expense                                                       760,100              602,000
                                                                         -----------------    -----------------

Net interest income before provision for loan losses                            1,083,600              842,000
Provision for loan losses                                                         (50,000)             (25,000)
                                                                         -----------------    -----------------
Net interest income after provision for loan losses                             1,033,600              817,000
                                                                         -----------------    -----------------

Noninterest income:
 Service charges and fees                                                          11,600               10,200
 Other                                                                              8,400                9,950
                                                                         -----------------    -----------------
                                                                                   20,000               20,150
                                                                         -----------------    -----------------
Noninterest expense:
 Compensation and benefits                                                        211,700              185,600
 Occupancy                                                                         11,700               10,750
 Federal insurance and operating assessments                                       11,350               10,500
 Data processing                                                                   32,350               30,250
 REO provisions and expense                                                        46,300               57,600
 Other operating expense                                                           91,750               70,450
                                                                         -----------------    -----------------
                                                                                  405,150              365,150
                                                                         -----------------    -----------------

Income before income taxes                                                        648,450              472,000
Income taxes                                                                      234,550              167,800
                                                                         -----------------    -----------------
Net income                                                               $        413,900     $        304,200
                                                                         =================    =================

Basic earnings per share                                                 $           0.36     $           0.26
Diluted earnings per share                                               $           0.36     $           0.26
Dividends per share                                                      $           0.17     $           0.15

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                               2006                 2005
                                                                         -----------------    -----------------
Interest and dividend income:
 Loans                                                                   $      4,415,200     $      3,915,200
 Investment securities                                                             18,850               13,950
 Short-term cash investments                                                      791,000              278,650
                                                                         -----------------    -----------------
     Total interest income                                                      5,225,050            4,207,800
                                                                         -----------------    -----------------
Interest expense:
 Interest on deposits                                                           2,131,700            1,679,950
                                                                         -----------------    -----------------
     Total interest expense                                                     2,131,700            1,679,950
                                                                         -----------------    -----------------

Net interest income before provision for loan losses                            3,093,350            2,527,850
Provision for loan losses                                                        (145,000)             (89,600)
                                                                         -----------------    -----------------
Net interest income after provision for loan losses                             2,948,350            2,438,250
                                                                         -----------------    -----------------

Noninterest income:
 Service charges and fees                                                          41,850               37,450
 Secondary market fee income                                                        7,950                4,000
 Other                                                                             29,100               28,600
                                                                         -----------------    -----------------
                                                                                   78,900               70,050
                                                                         -----------------    -----------------
Noninterest expense:
 Compensation and benefits                                                        630,300              543,850
 Occupancy                                                                         34,000               32,300
 Federal insurance and operating assessments                                       33,950               31,350
 Data processing                                                                  111,300               94,600
 REO provisions and expense                                                       131,850               63,200
 Other operating expense                                                          233,550              237,700
                                                                         -----------------    -----------------
                                                                                1,174,950            1,003,000
                                                                         -----------------    -----------------

Income before income taxes                                                      1,852,300            1,505,300
Income taxes                                                                      668,900              509,450
                                                                         -----------------    -----------------
Net income                                                               $      1,183,400     $        995,850
                                                                         =================    =================

Basic earnings per share                                                 $           1.03     $           0.86
Diluted earnings per share                                               $           1.02     $           0.85
Dividends per share                                                      $           0.51     $           0.45

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                               2006                 2005
                                                                         -----------------    -----------------
FOR THE THREE MONTHS ENDED JUNE 30:
Net income                                                               $        413,900     $        304,200
                                                                         -----------------    -----------------
Other comprehensive (loss), net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period                       (20,200)              10,250
    Less: reclassification adjustments for (losses)
                  included in net income                                                -                    -
                                                                         -----------------    -----------------
Other comprehensive income (loss)                                                 (20,200)              10,250
                                                                         -----------------    -----------------
Comprehensive income                                                     $        393,700 $            314,450
                                                                         =================    =================

                                                                               2006                 2005
                                                                         -----------------    -----------------
FOR THE NINE MONTHS ENDED JUNE 30:
Net income                                                               $      1,183,400     $        995,850
                                                                         -----------------    -----------------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period                         2,750                 (100)
    Less: reclassification adjustments for gains (losses)
                  included in net income                                                -                    -
                                                                         -----------------    -----------------
Other comprehensive income (loss)                                                   2,750                 (100)
                                                                         -----------------    -----------------
Comprehensive income                                                     $      1,186,150     $        995,750
                                                                         =================    =================

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                                    2006                 2005
                                                                             -------------------   ------------------
Net income                                                                   $        1,183,400              995,850
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                        48,850               18,950
     Provision for loan losses                                                          145,000               89,600
     Deferred income taxes                                                              (38,400)             (23,850)
      Increase in cash surrender value of life insurance                                (24,350)             (27,450)
Changes in assets and liabilities:
     Prepaid expenses and other assets                                                  (20,700)              32,000
     Accrued interest receivable                                                        (68,300)             (26,200)
     Accrued interest on deposits                                                         8,700               12,950
     Accrued expenses and other liabilities                                             223,150              264,200
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,457,350            1,336,050
                                                                             -------------------   ------------------
Cash Flows From Investing Activities:
Net (increase) decrease in loans receivable                                          (1,160,750)           6,792,400
Redemption of FHLB stock                                                                      -               31,500
Purchase of FHLB stock                                                                  (15,300)                   -
Purchase of property and equipment                                                      (91,100)                   -
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                         (1,267,150)           6,823,900
                                                                             -------------------   ------------------
Cash Flows From Financing Activities:
Net increase in deposits                                                              2,290,600           10,182,950
Proceeds from exercise of stock options                                                  68,350              174,000
Additions to paid in capital from tax effect from exercise of
  of stock options                                                                       18,850                    -
Repurchase of common stock for the Treasury                                            (119,450)            (180,800)
Dividends paid                                                                         (253,850)            (228,200)
                                                                             -------------------   ------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                          2,004,500            9,947,950
                                                                             -------------------   ------------------
Net increase in cash and cash equivalents                                             2,194,700           18,107,900
Cash and cash equivalents:
   Beginning                                                                         22,327,400            5,851,250
                                                                             -------------------   ------------------
   Ending                                                                    $       24,522,100           23,959,150
                                                                             ===================   ==================
Supplemental Disclosure of Cash Flow Information:
Cash payments of interest                                                    $        2,123,000            1,667,000
                                                                             ===================   ==================
Cash payment of income taxes                                                 $          676,000              506,000
                                                                             ===================   ==================
Supplemental Disclosure of Noncash transactions:
Increase (decrease) in ESOP put option charged to
   retained earnings                                                         $           18,250    $        (119,150)
                                                                             ===================   ==================
Transfer of loans to foreclosed assets                                       $                -            1,503,800
                                                                             ===================   ==================
Increase (decrease) in unrealized gain on investment
  securities, net of tax                                                     $            2,750                 (100)
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

NOTE 3. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2005, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending September 30, 2006. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's September 30, 2005 Annual Report to Stockholders.

NOTE 4. DIVIDENDS DECLARED

On June 19, 2006, the Board of Directors of the Company declared a dividend of $0.17 a share for stockholders of record as of June 30, 2006 and payable on July 10, 2006. The dividends declared were accrued and reported as dividends payable in the June 30, 2006 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. EARNINGS PER SHARE

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2006 and 2005 is presented below.

For the Three Months Ended June 30:                                         2006               2005
                                                                      -----------------  -----------------
Weighted average shares outstanding for Basic EPS                            1,152,661          1,157,354
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                   4,621              9,508
                                                                      -----------------  -----------------
Weighted average shares outstanding for diluted EPS                          1,157,282          1,166,862
                                                                      =================  =================

For the Nine Months Ended June 30:                                          2006               2005
                                                                      -----------------  -----------------
Weighted average shares outstanding for Basic EPS                            1,152,709          1,154,668
Plus incremental shares from assumed issuances of shares
pursuant to stock option and stock award plans                                   5,734             11,540
                                                                      -----------------  -----------------
Weighted average shares outstanding for diluted EPS                          1,158,443          1,166,208
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

                          WAKE FOREST BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  STOCK OPTION PLAN (CONTINUED)

A summary of the changes in the Company's options during the quarters ended June 30, 2006 and 2005 is presented below:

                                                                          2006                 2005
                                                                    -----------------    ------------------
Stock options outstanding at beginning of the quarter                         11,442                23,246
Granted                                                                            -                     -
Exercised                                                                          -                (4,129)
Terminated                                                                         -                     -
                                                                    -----------------    ------------------
Stock options outstanding at end of the quarter                               11,442                19,117
                                                                    =================    ==================
Stock options exercisable at end of the quarter                               11,442                19,117
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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND JUNE 30, 2006

Total assets increased by $3.5 million to $103.2 million at June 30, 2006 from $99.7 million at September 30, 2005. The increase in total assets during the nine month period ended June 30, 2006 occurred primarily due to an increase in deposits and cash generated from internal operating activities during the period. Due to adequate levels of current liquidity, deposits were priced to meet competition and retain certain accounts but not to aggressively attract additional funds. Deposits increased by $2.3 million during the nine month period ended June 30, 2006. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current nine month period, cash and short term cash investments increased by approximately $2.2 million.

Net loans receivable increased by $1.0 million to $74.9 million at June 30, 2006 from $73.9 million at September 30, 2005. The increase occurred primarily because of an increase in the Company's construction and prime based loan portfolios. The Company's construction loan portfolio increased by $2.0 million and its prime based loan portfolio increased by $1.4 million during the nine month period ended June 30, 2006. The Company's construction loan portfolio characteristically expands in the spring and early summer corresponding with the area's typical selling season and declines in the fall and winter. The Company's primary lending area continues to demonstrate signs of a healthy real estate market. However, sustained employment growth across a wide spectrum of the local economic base and moderate interest rate levels will ultimately determine whether loan demand can be maintained. The high tech sector of the area's employment base has been hit hard during the past several years and its slow recovery has somewhat impeded growth in the overall real estate market. Assuming local economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities increased by $19,800 to $662,450 at June 30, 2006 from $642,650 at September 30, 2005. The slight increase is attributable to a $4,500 unrealized gain in the Company's investment in FHLMC stock during the past nine months and a required $15,300 purchase of FHLB stock during the same period. The Company has decided to maintain higher levels of short term liquidity in order to minimize interest rate risk and because there is currently very little gained in investment returns from extending maturities. As a result, the Company has not been actively involved in buying and selling securities. At June 30, 2006, the Company's investment portfolio, which consisted of FHLB stock and FHLMC stock, had approximately $457,000 in unrealized gains.

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund lending and other cash commitments. The Company has recorded a liability of $587,350 at June 30, 2006 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company's stock if all participants were to request the balance of their account from the Company in cash instead of stock.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND JUNE 30, 2006 (CONTINUED)

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At June 30, 2006 the Company had repurchased 89,845 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $900,950 to $13.8 million at June 30, 2006 from $12.9 million at September 30, 2005. The increase is primarily attributable to the Company's earnings of $1,183,400 during the nine month period ended June 30, 2006, reduced by $264,200 in dividends declared during the period and a $18,250 charge to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At June 30, 2006 the Company's capital amounted to $18.3 million, which as a percentage of total assets was 17.72%. The Company and the Association are both required to meet certain capital requirements as established by the OTS. At June 30, 2006, all capital requirements were met.

ASSET QUALITY

The Company's level of non-performing assets, defined as loans past due 90 days or more and foreclosed real estate, as a percentage of total assets outstanding, was 1.22% at June 30, 2006 and 1.78% at September 30, 2005. At June 30, 2006,
non-performing assets amounted to $1.3 million and consisted of two delinquent loans on single family residential properties ($253,000) and one foreclosed commercial property ($1.0 million). The commercial property consisted of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest. While the commercial property's location is considered highly desirable, the Company decided that an environmental assessment was necessary to properly market the tract due to the historical uses of the property. Petroleum contamination consistent with operating a gas station and a truck maintenance facility over an extended period of time was found on parts of the property. Environmental assessment is currently ongoing. Although the Company does not currently believe the contamination will have any significant effect on the potential development of the property, the Company is committed to determining the extent of any required clean-up and ongoing monitoring steps in order to properly preserve the value of the property. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property and no loss is expected on its ultimate sale. The Company has expensed approximately $190,000 to date on environmental assessment activities. At September 30, 2005, the Company had $770,850 in loans delinquent 90 days or more.

The Company's loan loss allowance amounted to $995,000 at June 30, 2006 and management believes that it has sufficient allowances established to cover any losses within its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings. During the past five years, the Association's loan portfolio has gradually trended towards a greater concentration of residential construction loans, land, and land development loans, which generally involves a greater degree of credit risk and collection issues. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during this period than what has historically been considered necessary.

The Company had no loan charge-offs during the current quarter or nine month period ended June 30, 2006. However, in addition to the two non-performing loans described above, the Company has seen a significant increase in the number of 60 day or more delinquent loans during the current quarter. The majority of the 60 day delinquencies occurred within the construction and land development loan categories and many of these loans are prime based so rate increases over the last couple of years have caused payment amounts to escalate and may have contributed to the delinquent status. The spike in delinquencies during the current quarter resulted in a higher level of loan loss provision for the period.

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


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

GENERAL. Net income for the three month period ended June 30, 2006 was $413,900, or $109,700 more than the $304,200 earned during the same quarter in 2005. Net income for the nine month period ended June 30, 2006 was $1,183,400, or $187,550 more than the $995,850 earned during the same period in 2005. As discussed below, changes in net interest income between the comparable periods was primarily responsible for the change in net income during the current quarter and nine month period end June 30,2006 when compared to the same periods a year earlier.

INTEREST INCOME. Interest income increased by $399,700 from $1,444,000 for the three months ended June 30, 2005 to $1,843,700 for the three months ended June 30, 2006. The increase in interest income resulted from both a 132 basis point increase in the average yield on interest earning assets between the quarters and an increase of $4.6 million in the average balance of interest-earning assets outstanding between the periods. Interest income increased by $1,017,250 from $4,207,800 for the nine months ended June 30, 2005 to $5,225,050 for the nine months ended June 30, 2006. The increase in interest income resulted from both an 98 basis point increase in the average yield on interest earning assets between the nine month periods and an increase of $7.0 million in the average balance of interest-earning assets outstanding between the periods. The Company's yield on interest earning assets was 7.13% and 6.75% for the quarter and nine month period ended June 30, 2006; respectively, and 5.81% and 5.77% for the quarter and nine month period ended June 30, 2005; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant portion of the Company's assets are able to re-price quickly when market rates influenced by Federal Reserve rate movements change.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005 (CONTINUED)

INTEREST EXPENSE. Interest expense increased by $158,100 from $602,000 for the three months ended June 30, 2005 to $760,100 for the three months ended June 30, 2006. Interest expense increased by $451,750 from $1,679,950 for the nine months ended June 30, 2005 to $2,131,700 for the nine months ended June 30, 2006. The increases were the result of both an increase in the Company's cost of funds between the periods and an increase in the average balance of deposits outstanding between the periods. The Company's cost of funds increased by 70 basis points and 56 basis points for the three and nine month periods ended June 30, 2006; respectively, as compared to the same periods a year earlier. As a result of overall higher market rates, the Company's cost of funds increased from 3.09% and 3.00% for the quarter and nine month period ended June 30, 2005; respectively, to 3.79% and 3.56% for the quarter and nine month period ended June 30, 2006, respectively. The Company's average balance of deposits outstanding increased by $2.9 million and $5.3 million for the three and nine month periods ended June 30, 2006, respectively, as compared to the same periods a year earlier.

NET INTEREST INCOME. Net interest income increased by $241,600 from $842,000 for the three months ended June 30, 2005 to $1,083,600 for the three months ended June 30, 2006. Net interest income increased by $565,500 from $2,527,850 for the nine months ended June 30, 2005 to $3,093,350 for the nine months ended June 30, 2006. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as changes in the level of interest earning assets and interest-bearing liabilities. The Company's net interest margin was 4.41% and 4.23% for the current quarter and nine months ended June 30, 2006 versus 3.60% and 3.73% for the same quarter and nine month period a year earlier.

PROVISION FOR LOAN LOSSES. The Company provided $50,000 and $145,000 in loan loss provisions during the current quarter and nine month period ended June 30, 2006; respectively, as compared to $25,000 and $89,600 during the three and nine month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company's management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Association's loan portfolio has gradually trended towards a greater concentration of builder construction loans, land, and land development loans which generally involve a greater degree of credit risk and collection issues. Also, many of these types of loans involve lending relationships which are larger than what the Company has traditionally maintained. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during current periods than what has historically been considered necessary. In addition, the Company experienced a significant increased level of delinquent loans during the current quarter as compared to prior periods. The increased delinquencies impacted the level of loan loss provision considered necessary for the quarter . None of the provisions provided during the reported periods occurred due to the impairment of specific loans as required by SFAS No. 114.

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

NON-INTEREST EXPENSE. Non-interest expense increased by $40,000 to $405,150 for the three month period ended June 30, 2006 from $365,150 for the comparable quarter in 2005. Non-interest expense increased by $171,950 to $1,174,950 for the nine month period ended June 30, 2006 from $1,003,000 for the same period a year earlier. Compensation and related benefits increased by $26,100 and $86,450 during the quarter and nine months ended June 30, 2006, respectively, as compared to the same periods a year earlier. The increase in compensation and benefits occurred primarily because the Company has accrued a higher level of bonuses associated with the greater earnings in 2006 as compared to the same periods a year earlier, and healthcare costs have risen by approximately 25% during the current year.

                          WAKE FOREST BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (CONTINUED)

REO provisions and expense decreased by $11,300 during the current quarter and increased by $68,650 during the nine month period ended June 30, 2006 versus the same periods a year earlier as a result of environmental assessment activities associated with the Company's foreclosed 3.81 acre tract on highway 98 outside of Wake Forest, North Carolina. The decrease in REO expense during the current quarter as compared to same period in 2005 occurred because significantly all of the assessment testing during 2005 was performed during the quarter ended June 30, 2005. During 2006, assessment activities and expense have increased but have occurred throughout the nine month period ended June 30, 2006.

Data processing expense increased by $16,700 during the nine month periods ended June 30, 2006 and other operating expense increased by $21,300 during the current quarter as compared to the same periods a year earlier because the Company recently completed a computer systems upgrade and conversion, resulting in additional travel and training cost as well as depreciation expense on new equipment.


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

During the nine month period ended June 30, 2006, cash and cash equivalents, a significant source of liquidity, increased by approximately $2.2 million. A net increase in deposits of $2.3 million and net cash provided by operating activities of $1.5 million were the primary factors which contributed to the increase in cash during the current nine month period. A net increase in loan originations of $1.2 million was the most significant use of cash during the nine month period ended June 30, 2006. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At June 30, 2006, the Association had outstanding loan commitments amounting to approximately $5.7 million. The undisbursed portion of construction loans amounted to $13.8 million and unused lines of credit amounted to $7.3 million at June 30, 2006.

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

                          WAKE FOREST BANCSHARES, INC.
                                  JUNE 30, 2006


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

                                            WAKE FOREST BANCSHARES, INC.

Dated     August 11, 2006                   By: s/s Robert C. White
      ------------------------------            -----------------------------
                                            Robert C. White
                                            Chief Executive Officer and
                                            Chief Financial Officer