Form 10KSB
period 2006-09-30
WAKE FOREST BANCSHARES INC
filed 2006-12-21
CIK 1085175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2006

                        Commission File Number: 000-25999

                          WAKE FOREST BANCSHARES, INC.
                 (Name of small business issuer in its charter)

      UNITED STATES OF AMERICA                             56-2131079
   (State or other jurisdiction of                (IRS Employer Identification
           incorporation)                                     No.)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. / /

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

     The revenues for the issuer's fiscal year ended September 30, 2006 were $7,281,800.

     The issuer had 1,158,003 shares of common stock outstanding as of December 21, 2006. The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 15, 2006 was $10,325,800

                      DOCUMENTS INCORPORATED BY REFERENCE.

      Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 2006 are incorporated by reference into Parts I and II of this Form 10-KSB.

         Portions of the registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS


PART I

         ITEM 1.      Description of Business....................................................................4
         ITEM 2.      Description of Property...................................................................27
         ITEM 3.      Legal Proceedings.........................................................................27
         ITEM 4.      Submission of Matters to a Vote of Security HolderS.......................................27

PART II

         ITEM 5.      Market for Common Equity and Related Stockholder Matters..................................27
         ITEM 6.      Management's Discussion and Analysis or Plan of Operation.................................28
         ITEM 7.      Financial Statements......................................................................28
         ITEM 8.      Changes in and Disagreements with Accountants On Accounting and Financial Disclosure..................................................................28
         ITEM 8A.     Controls and Procedures...................................................................29
         ITEM 8B      Other Information.........................................................................29

PART III

         ITEM 9.      Directors, Executive Officers, Promoters, Control Persons and Corporate
                      Governance; Compliance  with Section 16(a) of the Exchange Act............................29
         ITEM 10.     Executive Compensation....................................................................29
         ITEM 11.     Security Ownership of Certain Beneficial Owners and Management
                      and Related Stockholder Matters...........................................................29
         ITEM 12.     Certain Relationships and Related Transactions, and Directors
                       Independence.............................................................................29
         ITEM 13.     Exhibits..................................................................................29
         ITEM 14.     Principal Accountant Fees and Services....................................................31

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

         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Wake Forest Bancshares, Inc. is a federally-chartered stock holding company for Wake Forest Federal Savings & Loan Association (the "Association"), a federally-chartered stock savings and loan association which conducts business from its one office located in Wake Forest, North Carolina. The office is located in Wake County, North Carolina. The Company was formed on May 7, 1999 in connection with reorganization of the Association into the "two tier" mutual holding company structure. The Company is a majority-owned subsidiary of Wake Forest Bancorp, M.H.C., a federal mutual holding company (the "MHC"). The Association was founded in 1922 as a building and loan association. In 1982, the Association converted from a North Carolina chartered mutual savings and loan association to a federally-chartered mutual savings and loan association. During fiscal year 1996, the Association converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association. The Association is the Company's sole subsidiary. The Association's deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At September 30, 2006, the Company had total assets of $104.3 million, total deposits of $84.0 million and total stockholders' equity of $18.8 million.

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

         The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and interest expense on its interest-bearing liabilities, such as deposits. The Association also generates non-interest income such as service charges and other account fees, fees from sale of loans in the secondary market, and gains from sale of investments. The Association's non-interest expenses primarily consist of compensation and benefits, occupancy expenses, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at September 30, 2006. See "Regulation -- Federal Banking Regulation -- Capital Requirements."

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

         Currently, employment within the region varies, from a more high tech and service-oriented industry near the Research Triangle Park to a more agricultural/manufacturing base further away from the Research Triangle Park. The largest employers in the northern Wake County area include Embarq, Novo-Nordisk, and Mallinckrodt. The Association's proximity to the Research Triangle Park, to Raleigh-Durham International Airport and to the City of Raleigh, the state capital, should result in the future growth in the Association's market area.

         The population of the Association's market area has grown rapidly during the last decade and is expected to continue its growth over the next ten years. Based on information provided by the Wake Forest Chamber of Commerce, the town of Wake Forest's population was 12,588 in 2000 and grew 63.62% to 20,596 by 2006. Residential households totaled 7,750 in Wake Forest in 2006. The median household income in Wake Forest was $71,158 in 2006. Wake County's and Franklin County's populations were 748,815 and 54,429 in 2005, respectively.

         The Association faces substantial competition for both the deposits it accepts and the loans it makes. Located within the Wake Forest area are branch offices of twelve other depository institutions, ten of which are commercial banks and two are large credit unions. The Association also encounters significant competition for deposits from commercial banks, savings banks, savings and loan associations and credit unions located in the Raleigh-Durham area. Due to the Association's size relative to its competitors, the Association offers a more limited product line, with an emphasis on product delivery and customer service. The Association competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. The Association, as well as its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities' actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than the Association, but which have not generally engaged in lending activities in the Association's market area in the past. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "Regulation."

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

                                                                 At September 30,
                                         ----------------------------------------------------------------
                                                    2006                                2005
                                         --------------------------         -----------------------------
                                                           % of                                 % of
                                           Amount         Total                Amount           Total
                                         -----------    -----------         -------------    ------------
                                                            (Dollars in Thousands)
Type of loans:
      One- to four-family residential       $24,256         31.65%             $24,948            33.76%
      Multi-family residential                  427          0.56                  699             0.95
      Commercial real estate                 12,426         16.21               13,668            18.50
      Land                                   14,605         19.06               11,581            15.67
      Residential construction               36,900         48.15               36,559            49.47
      Equity line mortgages                   2,328          3.04                2,495             3.38
      Savings Account                           180          0.23                   88             0.12
                                            -------        ------              -------           ------
                                             91,122        118.90%              90,038           121.85%
                                            -------        ------              -------           ------
Less:
      Deferred loan fees                        104          0.14%                 115             0.16%
      Undisbursed portion of                                                                         --
        loans in process                     13,341         17.41               15,179            20.54
      Allowance for loan losses               1,042          1.36                  850             1.15
                                            -------        ------              -------           ------
                                             14,487         18.90               16,144            21.85
                                            -------        ------              -------           ------

           Total loans receivable, net$     $76,635        100.00%             $73,894           100.00%
                                            =======        ======              =======           ======

         Loan Maturity. The following table shows the contractual maturity of the Association's loans at September 30, 2006. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $42.6 million and $48.7 million for the years ended September 30, 2006 and 2005, respectively.

                                                           At September 30, 2006
                      --------------------------------------------------------------------------------------------------
                                                                                                     Savings
                        Residential Residential  Commercial              Residential    Equity Line  Account
                        1-4 Family  Multi-family Real Estate    Land     Construction   Mortgages     Loans        Total
                        ----------  ------------ -----------   ---------  ------------  -----------  --------    --------
Contractual maturity:                                            (In Thousands)
  One year or less       $    514    $   --      $    840      $  3,481    $ 36,900       $   --      $    134    $ 41,869
                         --------    --------    --------      --------    --------       --------    --------    --------
   After one year:
      1 to 3 years            553        --         2,440         7,177        --             --            46      10,216
      3 to 5 years            397        --           566           895        --             --          --         1,858
      5 to 10 years           608        --           572           446        --              591        --         2,217
      10 to 20 years        6,897        --         3,528         2,606        --            1,737        --        14,768
      Over 20 years        15,287         427       4,480          --          --             --          --        20,194
                         --------    --------    --------      --------    --------       --------    --------    --------
Total after one year       23,742         427      11,586        11,124        --            2,328          46      49,253
                         --------    --------    --------      --------    --------       --------    --------    --------
Total amount due           24,256         427      12,426        14,605      36,900          2,328         180      91,122
Undisbursed loans            --          --          --            --       (13,341)          --          --       (13,341)
                         --------    --------    --------      --------    --------       --------    --------    --------
Loans outstanding        $ 24,256    $    427    $ 12,426      $ 14,605    $ 23,559       $  2,328    $    180    $ 77,781
                         ========    ========    ========      ========    ========       ========    ========    ========

      The following table sets forth the dollar amounts in each loan category at September 30, 2006 that are contractually due after September 30, 2007, and whether such loans have fixed interest rates or adjustable interest rates.

                                              Due After September 30, 2007
                                      ------------------------------------------
                                          Fixed     Adjustable
                                          Rates       Rates       Total
                                      ----------   -----------   ------------
                                               (Dollars in Thousands)
One-to-four family residential         $ 8,369         $15,373         $23,742
Multi-family residential                   427            --               427
Commercial real estate                     216          11,370          11,586
Land                                        37          11,087          11,124
Residential construction                  --              --              --
Equity line mortgages                     --             2,328           2,328
Savings account loans                       46            --                46
                                       -------         -------         -------
                                       $ 9,095         $40,158         $49,253
                                       =======         =======         =======

      Origination, Purchase, Sale and Servicing of Loans. The Association's lending activities are conducted through its office in Wake Forest, North Carolina. The Association originates both adjustable-rate mortgage loans and fixed-rate mortgage loans. Adjustable-rate mortgage loans and fixed-rate mortgage loans carry maximum amortizations of 30 years. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. The Association currently holds for its portfolio all the adjustable rate loans it originates. The Association has a correspondent lending program with a large national mortgage company and sells a portion of its longer-term fixed rate residential mortgage loans in the secondary market. Loans sold through the program are sold servicing released and typically will be 15 and 30 year fixed- rate loans. The Association does not service loans for others and has no current plans to begin such activities. From time to time, the Association purchases participations in mortgage loans originated by other institutions or affordable housing consortiums. The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Association's underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors.

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

         At September 30, 2006, the Association's total loans were $76.6 million, of which $24.3 million or 31.65% were one-to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 34.57%, or $8.4 million, were fixed-rate loans and 65.43%, or $15.9 million, were adjustable-rate loans. The Association offers three-, five-, and seven-year balloon loans, which are either called or modified based on the Association's interest rates currently in effect at the balloon date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the balloon date and the rate is adjusted to the Association's current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations throughout this document, such loans are considered to be adjustable. Such loans involve risks similar to more traditional adjustable rate loans because the Association modifies the loan documents at the end of the three-, five-, and seven-year terms to adjust for rates currently offered by the Association for similar loans being originated on such dates. The loans are not generally underwritten again at modification unless the Association is aware of collateral or ability-to-pay issues.

         In view of its operating strategy, the Association adheres to its Board approved underwriting guidelines for loan origination, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. As a result, such underwriting guidelines in certain lending situations are less rigid than comparable Federal National Mortgage Association ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("FHLMC') underwriting guidelines. The Association's loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government-sponsored enterprises such as Fannie Mae or FHLMC. The Association sells certain residential loans in the secondary market through a correspondent lending program which requires that the Association originate such loans utilizing the standard secondary market underwriting requirements. Unless sold in the secondary market, the Association's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses.

         Construction Lending. The Association originates loans for construction to local real estate contractors in its market area, generally with whom it has an established relationship and to individuals for construction of one- to four-family residences. The Association's construction loans primarily have been made to finance the construction of one- to four-family residential properties which will generally be owner-occupied. These loans are generally indexed to the prime rate ("Prime") with maturities of six to nine months, and allow for extensions with Board approval. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property or the cost of construction, whichever is less, for construction of one- to four-family residences. All construction loans are subject to the limitation on loans-to-one-borrower and the Association considers the location of the proposed construction in order to avoid over-concentration in a single area. Prior to making a commitment to fund a construction loan, the Association requires an independent appraisal of the property by a state-certified appraiser if the requested amount exceeds $125,000. The Association's Chairman of the Board generally inspects each project at the commencement of construction and throughout the term of the construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant based upon a percentage of completion. At September 30, 2006, the Association had $23.6 million (net of undisbursed loan funds of $13.3 million) of residential construction loans which amounted to 30.74% of the Association's net loans outstanding. The largest residential construction loan in the Association's portfolio at September 30, 2006 was $831,700, is secured by a single family residence under construction and is performing according to its terms.

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

         The Association makes construction loans to local builders on either a pre-sold or speculative (unsold) basis. However, the Association generally limits the number of unsold homes under construction by its builders, with the amount dependent on the reputation of the builder, the present exposure of the builder, the location of the property, the size of the loan and prior sales of homes in the development. The Association estimates that approximately 70% of its construction loans to builders are on a speculative basis.

         The Association also originates construction loans on commercial properties. The underwriting requirements are similar to those required for construction loans on residential properties. However, the loan to value may not exceed 75% of the property's appraised value, certain debt service and income ratios are considered, and financial projections and business plans are reviewed. At September 30, 2006, the Association had no commercial construction loans outstanding.

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

         Commercial Real Estate Mortgage Lending. The Association originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings, located in the Association's market area as well as a significant number of church loans. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property and (ii) the Association's current loans-to-one-borrower limit. These loans are generally originated with amortization periods of up to 30 years with (i) a three-, five-, or seven-year balloon, or (ii) prime based loans. The Association's underwriting standards and procedures for these loans are similar to those applicable to its construction lending, whereby the Association considers factors such as the borrower's expertise, credit history and profitability. At September 30, 2006, the Association's commercial real estate mortgage portfolio was $12.4 million, or 16.21% of total loans outstanding. The largest commercial real estate loan in the Association's portfolio at September 30, 2006 was $1.7 million and is secured by a local church.

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

         Equity Lines and Commercial Lines of Credit. The Association originates equity line loans on one- to four- residential properties and line of credit loans on commercial real estate and residential land. The Association's underwriting policies require that equity line loans on one- to four-residential properties be secured by real estate where the Association may or may not have the first mortgage on the property. The equity line loans on one- to four- residential properties may be made in amounts up to 80% of the appraised value or adjusted tax value of the property, and take into consideration any outstanding first mortgage liens in determining the loan-to-value ratio. Equity line loans are originated at Prime plus 1% and adjust for changes in prime thereafter on the first day of the month following a change in Prime. The terms on the equity line loans on one- to four- residential properties are for a period of 15 years. At September 30, 2006, the Association's equity line portfolio was $2.3 million, or 3.04% of total loans outstanding.

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

         Other Mortgage Lending. The Association also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for speculative purposes and a minor amount of farm land. Multi-family loans generally consist of residential properties with more than four units, typically apartment complexes, in which the Association has a participating interest through an affordable housing consortium. The Association does not solicit such loans which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers or to fulfill commitments to affordable housing consortiums. At September 30, 2006, the Association's total land loan portfolio was $14.6 million or 19.06% of total loans outstanding and its multi-family loan portfolio was $427,000 or 0.56% of total loans outstanding.

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

         Savings Account Loans. The Association offers loans secured by savings accounts at the Association. Interest rates charged on such loans are set at competitive rates, taking into consideration the amount and term of the loan and are available in amounts up to 95% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Association's Board of Directors. At September 30, 2006, the Association's savings account loan portfolio totaled $179,500 or 0.23% of total loans outstanding.

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

         Non-Accrual and Other Past Due Loans. The following table sets forth information regarding non-accrual loans, other past due loans and real estate owned. There were no troubled debt restructurings at any of the dates presented below.

                                                                                    At or For the Year
                                                                                    Ended September 30,
                                                                            ----------------------------------
                                                                                  (Dollars in Thousands)
                                                                                 2006                2005
                                                                            --------------      -------------
Nonaccrual loans                                                              $       666           $      771
Accruing loans past due 90 days or more                                              --                   --
                                                                              -----------           ----------
Total non-performing loans                                                    $       666           $      771
                                                                              ===========           ==========
Allowance for loan losses                                                     $     1,042           $      850
                                                                              ===========           ==========
Real estate owned, net                                                        $     1,004           $    1,004
                                                                              ===========           ==========
Ratios:
     Non-accrual loans to total loans                                               0.86%                1.03%
     Non-performing loans to total loans                                            0.86%                1.03%
     Non-performing loans and real estate owned to total assets                     1.60%                1.78%
     Allowance for loan losses to:
       Non-accrual loans                                                          156.44%              110.27%
       Non-performing loans                                                       156.44%              110.27%
       Total loans                                                                  1.34%                1.14%
Contractual interest income that would have
  been recognized on nonaccrual loans                                         $        11           $       24
Actual interest income recognized                                                    --                   --
                                                                              -----------           ----------
Interest income not recognized                                                $        11           $       24
                                                                              ===========           ==========

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

         A savings institution's determination as to the classification of its assets and the amount of its allowance for loan losses is subject to review by the OTS, which can order the establishment of additional allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

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

         The Association's management reviews and classifies the Association's assets quarterly and reports the results to the Association's Board of Directors on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. The Association had $1,670,150 of assets classified as "Substandard" at September 30, 2006. The classified assets include three loans totaling $666,350 and a foreclosed commercial tract amounting to $1,003,800.

The foreclosed commercial property consists of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest, North Carolina. While the property's location is considered highly desirable, the Company decided that an environmental assessment was necessary to properly market the tract due to the historical uses of the property. As a result, site assessment reports were filed with various state environmental agencies. Petroleum contamination and other trace elements consistent with operating a gas station and a truck maintenance facility over an extended period of time were found on parts of the property. The Company is in the process of applying for brownfields status for the site, which should make the tract more attractive to prospective developers of the property. Although the Company does not currently believe the contamination will have a detrimental effect on the potential development of the property, the agencies are expected to be able to assist the Company in determining the extent of any required clean-up and ongoing monitoring steps that will be required. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property and no loss is expected on its ultimate sale. During the current year, the Company expensed $170,500 in environmentally related cost for this property.

         The Association also had one loan amounting to $578,750 classified as "Special Mention". The loans classified "Substandard" at September 30, 2006 were comprised of two residential property loans totaling $209,000 and one commercial property loan totaling $457,350, which consists of two mini-storage facilities and an office building on 3.6 acres in Wendell, N.C. The loan classified as "Special Mention" consists of a 43 acre horse facility. At this time, the Company believes that the fair market value of all these properties is higher than the outstanding loan balances and no loss on the ultimate disposition of any of these loans is expected. All of the loans classified as "Substandard" have been placed on non-accrual status.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, geographic and lending concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies.

         At September 30, 2006, the Association's allowance for loan losses was $1,042,500, or 1.34% of total loans, as compared to $850,000 or 1.14% of total loans at September 30, 2005. The Association had non-performing loans of $666,350 and $770,850 at September 30, 2006 and September 30, 2005,
respectively. The Association provided $192,500 in additional loan loss provisions during 2006. During the current year, the Association did not charge off any loans. The Association provided $119,600 in additional loan loss provisions during 2005 and did not charge off any loans during that period. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

         During 2006, the Association did not report any gains or losses from the sale of REO and incurred $170,500 in foreclosure related expenses from holding foreclosed properties. During 2005, the Association did not report any gains or losses from the sale of foreclosed property but incurred $91,650 in foreclosure related expenses and losses on the sale of REO. The policy for loans secured by real estate, which comprise the bulk of the Association's portfolio, is to establish loss reserves in accordance with the Association's asset classification process, based on GAAP. At September 30, 2006, the Association had one piece of REO totaling $1,003,800 on a convenience store and adjacent tract of land as described above.

         The following table sets forth activity in the Association's allowance for loan losses and the allowance for losses on real estate owned at or for the periods indicated.

                                                                      For the Year Ended September 30,
                                                                     ---------------------------------
                                                                          2006              2005
                                                                     --------------     --------------
ALLOWANCE FOR LOAN LOSSES:                                                 (Dollars in Thousands)
     Balance at beginning of year                                       $     850              $730
     Provision for loan losses                                                192               120
     Charge-offs                                                             --                 --
     Recoveries                                                              --                 --
                                                                        ---------              ----
     Balance at end of year                                             $   1,042              $850
                                                                        =========              ====
     Ratio of net charge-offs to average loans outstanding                   0.00%             0.00%
                                                                        =========              ====
     Accruing loans past due 90 days or more                            $    --                $--
                                                                        =========              ====

ALLOWANCE FOR LOSSES ON REAL ESTATE OWNED:
     Balance at beginning of year                                       $    --                $--
     Provision for loan losses                                               --                 --
     Charge-offs                                                             --                 --
     Recoveries                                                              --                 --
                                                                        ---------              ----
     Balance at end of year                                             $    --                $--
                                                                        =========              ====

           The following table sets forth the Association's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                        2006                                         2005
                                      -------------------------------------------    --------------------------------------------
                                                                     Percent of                                     Percent of
                                                    Percent of        Loans in                     Percent of        Loans in
                                                     Allowance          Each                       Allowance           Each
                                       Allowance     to Total       Category to       Allowance     to Total       Category to
                                        Amount       Allowance      Total Loans        Amount      Allowance       Total Loans
                                      ------------ --------------   -------------    -----------  -------------    -------------
                                                                        (Dollars in Thousands)
Mortgage loans:
    One-to-four family residential     $      150          14.40 %         31.09     $      140          16.47 %          33.22 %
    Multi-family residential                    7           0.67            0.55              5           0.59             0.93
    Commercial real estate                    155          14.88           16.00            125          14.71            18.29
    Land                                      155          14.88           18.80            120          14.12            15.49
    Residential construction                  550          52.78           30.33            450          52.94            28.61
    Equity line mortgages                      25           2.40            3.00             10           1.18             3.34
                                      ------------ --------------   -------------    -----------  -------------    -------------
Total mortgage loans                        1,042         100.00           99.77            850         100.00            99.88
Savings account loans                           -              -            0.23              -              -             0.12
                                      ------------ --------------   -------------    -----------  -------------    -------------
Total allowance for loan losses        $    1,042         100.00 %        100.00 %   $      850         100.00 %         100.00 %
                                      ============ ==============   =============    ===========  =============    =============


INVESTMENT ACTIVITIES

         The Association's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies, certificates of deposit of insured banks and savings institutions, federal funds, and overnight deposits at the Federal Home Loan Bank of Atlanta. At September 30, 2006, the Association held FHLMC stock with an amortized cost of $8,000 and a current market value of $540,850 and Federal Home Loan Bank stock with a cost and market value of $197,600. At September 30, 2006, the Association held $23.8 million in investments, including short-term interest earning deposits.

         The following table sets forth activity in the Association's investments portfolio for the periods indicated:

                                                             For the Year Ended
                                                               September 30
                                                    -------------------------------------
                                                         2006                   2005
                                                    --------------        ---------------
                                                                (In Thousands)
Amortized cost at beginning of period                $      21,821         $        5,467
Purchases/(Maturities or Sales), net                         1,452                 16,354
Premium and discount amortization, net                           -                      -
                                                     --------------        ---------------
Amortized cost at end of period                             23,273                 21,821
Net unrealized gain (1)                                        533                    452
                                                     --------------        ---------------
Total securities, net                                $      23,806         $       22,273
                                                     ==============        ===============


(1) The net unrealized gain at September 30, 2006 and 2005 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Association's securities portfolio to the "Carrying Cost," as reflected in the Statements of Financial Condition.

         Amortized cost and fair value of the Association's investments at the dates indicated are as follows:

                                                                       At September 30,
                                          ------------------------------------------------------------------------------
                                                            2006                                    2005
                                          --------------------------------------  --------------------------------------
                                              Amortized                               Amortized
                                                Cost             Fair Value             Cost             Fair Value
                                          ------------------  ------------------  ------------------  ------------------
Held to maturity:                                                         (In Thousands)
     Other debt securities                   $            -       $           -       $           -      $            -
                                             ---------------      --------------      --------------     ---------------
       Total held to maturity                             -                   -                   -                   -
                                             ---------------      --------------      --------------     ---------------
Available-for-Sale:
     Debt securities                                      -                   -                   -                   -
     Equity securities (1)                                8                 541                   8                 460
                                             ---------------      --------------      --------------     ---------------
       Total available-for-sale                           8                 541                   8                 460
                                             ---------------      --------------      --------------     ---------------
Short-term certificates of deposit                      990                 990                 990                 990
FHLB Overnight deposits                              22,077              22,077              20,641              20,641
                                             ---------------      --------------      --------------     ---------------
Federal Home Loan Bank Stock                            198                 198                 182                 182
                                             ---------------      --------------      --------------     ---------------
       Total investments, net (2)             $      23,273       $      23,806       $      21,821      $       22,273
                                             ===============      ==============      ==============     ===============

(1)      Equity securities consist of FHLMC common stock.

(2) The difference between "Amortized Cost" and "Fair Value" represents net unrealized gains at September 30, 2006 and 2005 on available for sale securities in accordance with SFAS No. 115.

Sources of Funds

         General. Deposits, loan and security repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending and for other general purposes.

         Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of regular (passbook) savings accounts, NOW accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. Certificates of deposit are offered with maturities of up to 60 months. At September 30, 2006, the Association's core deposits (which the Association considers to consist of NOW accounts, money market deposit accounts and regular savings accounts) constituted 34.50% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas located near its office location. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association does not use brokers to obtain deposits.

         The following table presents the deposit activity of the Association for the periods indicated.

                                                           For the Year Ended September 30,
                                                      --------------------------------------------
                                                            2006                       2005
                                                      -----------------           ----------------
                                                                     (In Thousands)
Total deposits at beginning of period                 $         80,905            $        69,891
Net (decrease) before interest credited                            704                      9,256
Interest credited                                                2,369                      1,758
                                                      -----------------           ----------------
Total deposits at end of period                       $         83,978            $        80,905
                                                      =================           ================

At September 30, 2006, the Association had $24.3 million in jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:

                                                                                     Weighted
                                                           Amount                  Average Rate
                                                      -----------------           ----------------
Maturity Period:                                                   (Dollars in Thousands)
      Within three months                             $          2,017                       3.91 %
      After three but within six months                          5,289                       4.53
      After six but within twelve months                         8,768                       4.78
      After twelve months                                        8,226                       4.64
                                                      -----------------
         Total                                        $         24,300                       4.61 %
                                                      =================


         The distribution of the Association's deposits and the related weighted average interest rates are as follows:

                                                                   At September 30,
                               -------------------------------------------------------------------------------------
                                                2006                                       2005
                               --------------------------------------     ------------------------------------------
                                              Percent      Weighted                       Percent        Weighted
                                             of Total      Average                        of Total       Average
                                 Amount      Deposits        Rate           Amount        Deposits         Rate
                               -----------  ------------  -----------     ------------  -------------  -------------
                                                             (Dollars in Thousands)
Passbook accounts              $    2,703         3.22%        2.00%      $     3,096          3.83%          1.25%
MMDA accounts                      22,290        26.54%        4.38%           19,636         24.27%          2.96%
NOW accounts                        2,229         2.65%        1.80%            2,449          3.03%          0.25%
Noninterest-bearing accounts        1,753         2.09%        0.00%            2,070          2.56%          0.00%
Certificate accounts               55,003        65.50%        4.38%           53,654         66.32%          3.70%
                               -----------  ------------                  ------------  -------------
     Totals                    $   83,978       100.00%        4.14%      $    80,905        100.00%          3.22%
                               ===========  ============                  ============  =============

                                                  September 30,
                                   -----------------------------------------
        Maturity Period                   2006                  2005
--------------------------------   -----------------------------------------
                                               Dollars in Thousands
             2006                  $                 -   $           26,911
             2007                               35,263               13,595
             2008                                9,275                3,303
             2009                                2,089                1,968
             2010                                7,602                7,877
             2011                                  774                    -
                                   --------------------  -------------------
                                   $            55,003   $           53,654
                                   ====================  ===================


         Borrowings. The Association historically has not used borrowings as a source of funds. However, the Association may obtain advances from the Federal Home Loan Bank as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Association's mortgage loans and secondarily by the Association's investment in capital stock of the Federal Home Loan Bank. See "Regulation--Federal Banking Regulation--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the Federal Home Loan Bank. At September 30, 2006, neither the Company nor the Association had any borrowings outstanding.

PERSONNEL

         As of September 30, 2006, the Company had no employees who were compensated through the Company.

         As of September 30, 2006, the Association had 11 employees, nine of which were full-time employees. In the last three years, the Association has experienced a low turnover rate among its employees and, as of September 30, 2006, ten of the eleven employees had been with the Association for more than 5 years and 6 had been with the Association more than 10 years. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good. See Part III, Item 10 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Association's employees.

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

         Loans-to-One-Borrower Limitations. The Association is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Association's total loans or extensions of credit to a single borrower cannot exceed 15% of the Association's unimpaired capital and surplus. The Association may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. The Association currently complies with applicable loans-to-one-borrower limitations.

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

         o     liquid assets up to 20% of total assets;

         o     goodwill and other intangible assets; and

         o     office property.

         The Association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Association met the QTL test at September 30, 2006, and in each of the prior 12 months, and therefore is a "qualified thrift lender." For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.

         If the Association fails the QTL test and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

         Capital Requirements. OTS regulations require the Association to meet three minimum capital standards:

         (1) a tangible capital ratio requirement of 1.5% of tangible capital to adjusted total assets;

         (2) a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System or 4% or more if the savings association has not been assigned the highest composite rating; and

         (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets; provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of core capital.

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

         Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, non-withdrawable accounts and pledged deposits that qualify as core capital and minority interests in equity accounts of fully consolidated subsidiaries, and certain investments in and loans to non-includable subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital includes cumulative and other perpetual preferred stock mandatory convertible subordinated debt, mandatorily redeemable preferred stock, perpetual subordinated debt, income certificates, net worth certificates, mutual capital certificates, non-withdrawable accounts and pledged deposits included in core capital and allowance for loan and ease losses, as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses, as defined, is includable in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         At September 30, 2006, the Association met each of its capital requirements.

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

         The Federal Reserve Board's ("FRB's") Regulation W as made applicable to federal savings banks by the OTS regulations.

         Loans to Insiders. The Association's authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association's capital. In addition, extensions of credit in excess of certain limits must be approved by the Association's Board of Directors.

         Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Association that are subject to the insider lending restrictions of Section 22(h) of the FRA.

         Enforcement. The OTS has primary enforcement responsibility over federal savings associations, including the Association. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         Standards for Safety and Soundness. As required by federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

         Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

         o     well-capitalized;

         o     adequately capitalized;

         o     undercapitalized; or

         o     critically undercapitalized.

         At September 30, 2006, the Association met the criteria for being considered "well-capitalized."

         When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of federal law.

         Insurance of Deposit Accounts. The FDIC merged the Bank Insurance Fun and the Savings Association Insurance Fund (the "SAIF") to form the Deposit Insurance Fund (the "DIF") on March 31, 2006. The Association is a member of the DIF and pays its deposit insurance assessments to the DIF.

         Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institutions most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.005% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The FDIC allows the use of credits for assessments previously. We believe that we have credit that will offset the assessment for calendar 2007 and possibly 2008.

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

         Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, which is one of the regional FHLBs making up the FHLB System. Each member of the FHLB of Atlanta must maintain a minimum investment in FHLB of Atlanta stock in an amount equal to the sum of (i) approximately 0.25% of the member's total assets, up to a maximum of $25 million, (ii) 4.5% of the member's outstanding advances, (iii) 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, and (iv) 8.0% of any Affordable Multi-Family Participation Program loans purchased from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and also could result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced or interest on future FHLB advances were increased, the Association's net interest income would be adversely affected.

         Federal Reserve System. Under regulations of the FRB, the Association is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of over $8.5 million and up to $45.8 million, subject to adjustment by FRB in excess of $42.1 million. The first $8.5 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Association is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Association's interest-earning assets, to the extent the requirement exceeds vault cash.

         For aggregate transaction accounts over $45.8 million, an initial reserve of $1,119,000 is required plus 10% of that portion of the aggregate transaction accounts over $45.8 million.

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

         USA Patriot Act. The Association is subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

         o All financial institutions must establish risk-based anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

         o Any financial institutions must implement a written customer identification program appropriate for issuer, location and type of business.

         o Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

         Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications.

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

         Restrictions Applicable to the Company. Because the Company was organized after May 4, 1999, under the Gramm-Leach-Bliley Act (the "GLB Act"), it is prohibited from engaging in non-financial activities. The Company's activities are generally restricted to:

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

         o any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under
               Section 4(c) of the Bank Holding Company Act of 1956 ("BHCA"), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987;

         o purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

         o     any activity permissible for financial holding companies under section 4(k) of the BHCA.

         Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHCA include:

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

         In addition, the Company cannot be acquired or acquire a company unless the acquirer or target (as the case may be) is engaged solely in financial activities.

         Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company, such as the MHC, may engage only in the following activities:

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

         o if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

         o if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a North Carolina savings institution.

         Federal Securities Laws. The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

         The Sarbanes-Oxley Act. The Company is subject to the Sarbanes-Oxley Act of 2002 ("SOX") which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. As previously noted, Section 402 of the SOX prohibits the extension of personal loans to directors and officers or issuers (as defined in SOX). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, which is subject to the insider lending restrictions in
Section 22(h) of the FRA. The Sarbanes-Oxley Act's principal legislation and the derivative legislation and rule making promulgated by the SEC includes:

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company conducts its business through its sole office, located in Wake Forest, North Carolina. The Company owns the main office with net book value for property and equipment of $401,800 as of September 30, 2006. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company, the Association and the MHC. However, the Company may consider opening a branch office in the future. In the opinion of management, the Company's main office is adequately covered by insurance.

                                                                                             Net Book
                                                  Leased or              Date                Value at
                                                    Owned              Acquired         September 30, 2006
                                                    -----              --------         ------------------
                                                                                          (In Thousands)
             Main Office................           Owned                 1961                  $312
             302 S. Brooks Street
             Wake Forest, NC  27587


ITEM 3. LEGAL PROCEEDINGS

         At September 30, 2006, there were no legal proceedings to which the Company was a party or to which any of its property was subject, other than routine litigation that is incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for Company's common equity and related stockholder matters appears under "Common Stock Information" in the Company's 2006 Annual Report to Stockholders, and is incorporated herein by reference.

         Information relating to the payment of dividends by the Company appears under "Common Stock Information" in the Company's 2006 Annual Report to Stockholders, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Company is considered a capital distribution from the Company to the stockholders, including the MHC, its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Company to pay a capital distribution. See Part 1, Item 1--"Description of Business--Regulation--Limitation on Capital Distributions."

         The Association's dividend payout ratios were 21.31% and 23.67% and the average equity to average asset ratios were 17.75% and 17.60% for years ended September 30, 2006 and 2005, respectively. For all of 2006 and 2005, the MHC elected to forego the receipt of its dividends from the Company.

         The following table sets forth the aggregate information of our equity compensation plans in effect as of September 30, 2006.

                                     Number of securites
                                      to be issued upon              Weighted-average            Number of securities
                                         exercise of                exercise price of           remaining available for
                                    outstanding options,           outstanding options,          future issuance under
Plan Category                        warrants and rights           warrants and rights         equity compensation plans
                                 ----------------------------   ---------------------------  ------------------------------

Equity compensation
  plans approved by
  security holders                                     6,814                  $ 12.75                        14,030

Equity compensation
  plans not approved by
  security holders                                         -                        -                             -
                                 ----------------------------   ---------------------------  ------------------------------

     Total                                              6,814                 $ 12.75                    (1) 14,030
                                 ============================   ===========================  ==============================

         (1) Reflects 13,500 shares reserved for future grant under the Company's Option Plan. This also reflects 530 shares reserved for future awards under the Company's Recognition and Retention Plan which are held by the RRP Trust.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required for this item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis" in our 2006 Annual Report to Stockholders.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are incorporated by reference to the indicated pages of our 2006 Annual Report to Stockholders.

                                                                                              Page(s) in
                                                                                             Annual Report
                                                                                             -------------
  o      Report of Independent Registered Public Accounting Firm................................      16
  o      Consolidated Statements of Financial Condition,
                  September 30, 2006 and 2005...................................................      17
  o      Consolidated Statements of Income, Years Ended
                  September 30, 2006 and 2005...................................................      18
  o      Consolidated Statements of Stockholders' Equity,
                  Years Ended September 30, 2006 and 2005.......................................   19-20
  o      Consolidated Statements of Cash Flows,
                  Years Ended September 30, 2006 and 2005.......................................   21-22
  o      Notes to Consolidated Financial Statements.............................................   23-35


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

ITEM 8B. OTHER INFORMATION

           None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE ACT

         The information relating to directors and executive officers of the Company is incorporated herein by reference to the information in the Company's 2007 Proxy Statement under the headings: "Election of Directors"; "Committees of the Board-Audit Committee", "Section 16(a) Beneficial Ownership and Reporting Compliance" and "Code of Ethics".

ITEM 10. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to the information in the Company's 2007 Proxy Statement under the headings: "Executive Compensation"; "Stock Options"; "Employment Agreements"; "Directors' Compensation"; and "Benefits".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Company's 2007 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

         The information relating to certain relationships and related transactions is incorporated herein by reference to the information in the Company's 2007 Proxy Statement under the headings "Transactions with Certain Related Persons".

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

                  10.7 Amended and Restated Retirement Plan for Board Members of Wake Forest Federal Savings & Loan Association (incorporated by reference to the Company's Form 8-K filed with the SEC on December 22,
                           2005).

                  13.1     2006 Annual Report to Stockholders.

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

                  23.1     Independent Auditor's Consent.

                  31.1     Rule 13a-14(a) / 15d-14(a) Certifications.

                  32.1     Section 1350 Certifications.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  The information relating to the Company's principal accountant fees and services is incorporated by references to the information in the Company's 2007 Proxy Statement under the heading "Principal Accountant Fees and Services".

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         WAKE FOREST BANCSHARES, INC.
                                         (Registrant)



 Date: December 21, 2006                 By:      /s/ Robert C. White
       --------------------------                 --------------------------
                                         Robert C. White
                                         President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Robert C. White                                                            December 21, 2006
 -----------------------------------------------------                          -----------------------------------
 Robert C. White                                                                Date
 President , Chief Executive Officer and Director
 (Principal Executive and Financial Officer)


 /s/ Howard L. Brown                                                            December  21,  2006
 -----------------------------------------------------                          ----------------------------------
 Howard L. Brown -Chairman of the Board                                         Date
 and Director


 /s/  John D. Lyon                                                              December 21, 2006
 --------------------------------------------                                   -----------------------------------
 John D. Lyon - Director                                                        Date


 /s/ Rodney M. Privette                                                         December 21, 2006
 -----------------------------------------------------                          ----------------------------------
 Rodney M. Privette - Director                                                  Date


 /s/ Anna O. Sumerlin                                                           December 21, 2006
 -----------------------------------------------------                          -----------------------------------
 Anna O. Sumerlin - Director                                                    Date

 /s/ Harold R. Washington                                              December 21, 2006
 --------------------------------------------                          -----------------------------------
 Harold R. Washington - Director                                       Date


 /s/  R.W. Wilkinson, III                                              December  21, 2006
 -----------------------------------------------------                 ----------------------------------
 R.W. Wilkinson, III - Vice-Chairman and Director                      Date


 /s/ Leelan A. Woodlief                                                December 21, 2006
 -----------------------------------------------------                 ----------------------------------
 Leelan A. Woodlief - Director                                         Date


 /s/ William S. Wooten                                                 December 21, 2006
 -----------------------------------------------------                 -----------------------------------
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

10.4(d)     Amendment No. 3 to the Employee Stock Ownership Plan of Wake Forest Federal           +++
            Savings & Loan Association

10.4(e)     Amendment No. 4 to the Employee Stock Ownership Plan of Wake Forest Federal           ++++
            Savings & Loan Association

10.5        Wake Forest Federal Savings & Loan Association 1997 Recognition and Retention Plan    ***

10.6        Wake Forest Federal Savings & Loan Association 1997 Stock Option Plan                 ***

10.7        Amended and restated Retirement Plan for Board Members of Wake Forest Federal
            Savings & Loan Association                                                            +++++

13.1        2006 Annual Report to Stockholders                                                    Filed herewith

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

      +++++ Incorporated by reference to the Company's Form 8-K filed the SEC on December 22, 2005.