Form 10QSB
period 2006-12-31
WAKE FOREST BANCSHARES INC
filed 2007-02-12
CIK 1085175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐       No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2007 there were issued and outstanding 1,162,503 shares of the Issuer’s common stock, $.01 par value
Transitional Small Business Disclosure Format: Yes☐       No ☑

WAKE FOREST BANCSHARES, INC.
CONTENTS

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2006 and September 30, 2006

	December 31,	September 30,
	2006	2006
	(Unaudited)	*
ASSETS
Cash and short-term cash investments	$27,478,200	$23,818,900
Investment securities:
Available for sale, at estimated market value	553,650	540,850
FHLB stock	197,600	197,600
Loans receivable, net of loan loss allowances of $1,097,500 at December 31, 2006 and $1,042,500 at September 30, 2006	74,957,150	76,635,300
Accrued interest receivable	238,750	230,050
Foreclosed assets, net	1,003,800	1,003,800
Property and equipment, net	387,050	401,800
Bank owned life insurance	1,110,400	1,100,050
Deferred income taxes, net	319,400	295,100
Prepaid expenses and other assets	49,100	55,050

Total Assets	$106,295,100	$104,278,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$85,346,900	$83,977,850
Accrued interest on deposits	98,200	67,950
Accrued expenses and other liabilities	827,700	784,200
Accrued income taxes	206,500	—
Dividends payable	99,350	88,700
Redeemable common stock held by the ESOP net of unearned ESOP shares	542,600	553,650

Total Liabilities	87,121,250	85,472,350

Stockholders’ equity:
Preferred stock, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $ .01, authorized 5,000,000 shares, issued 1,249,448 shares at December 31, 2006 and 1,247,134 shares at September 30, 2006	12,500	12,450
Additional paid-in capital	5,706,200	5,665,700
Accumulated other comprehensive income	338,300	330,400
Retained earnings, substantially restricted	14,530,650	14,187,400
Less: Common stock in treasury, at cost	(1,413,800)	(1,389,800)

Total stockholders’ equity	19,173,850	18,806,150

Total liabilities and stockholders’ equity	$106,295,100	$104,278,500

See Notes to Consolidated Financial Statements.

*	Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended December 31, 2006 and 2005

	2006	2005
Interest and dividend income:
Loans	$1,629,950	$1,442,600
Investment securities	7,000	5,950
Short-term cash investments	334,400	233,500

Total interest income	1,971,350	1,682,050

Interest expense:
Interest on deposits	894,000	679,950

Total interest expense	894,000	679,950

Net interest income before provision for loan losses	1,077,350	1,002,100
Provision for loan losses	(55,000)	(60,000)

Net interest income after provision for loan losses	1,022,350	942,100

Noninterest income:
Service charges and fees	16,200	18,400
Gain on sale of loans	—	7,950
Other	10,900	11,750

	27,100	38,100

Noninterest expense:
Compensation and benefits	207,300	207,500
Occupancy	13,700	10,800
Federal insurance and operating assessments	11,450	11,050
Data processing	26,100	32,300
REO provisions and expense	30,050	49,500
Other operating expense	91,150	62,950

	379,750	374,100

Income before income taxes	669,700	606,100
Income taxes	238,150	219,700

Net income	$431,550	$386,400

Basic earnings per share	$0.37	$0.34
Diluted earnings per share	$0.37	$0.33
Dividends per share	$0.19	$0.17
See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended December 31, 2006 and 2005

	2006	2005
Net income	$431,550	$386,400

Other comprehensive loss, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	7,900	44,950
Less: reclassification adjustments for gains included in net income	—	—

Other comprehensive income	7,900	44,950

Comprehensive income	$439,450	$431,350

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended December 31, 2006 and 2005

	2006	2005
Net income	$431,550	$386,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,750	5,900
Provision for loan losses	55,000	60,000
Deferred income taxes	(29,150)	(500)
Increase in cash surrender value of life insurance	(10,350)	(8,100)
Changes in assets and liabilities:
Prepaid expenses and other assets	5,950	(58,550)
Accrued interest receivable	(8,700)	(36,150)
Accrued interest on deposits	30,250	16,650
Accrued income taxes	206,500	133,800
Accrued expenses and other liabilities	43,500	(42,050)

Net cash provided by operating activities	739,300	457,400

Cash Flows From Investing Activities:
Net decrease in loans receivable	1,623,150	3,988,100
Purchase of property and equipment	—	(1,500)

Net cash provided by investing activities	1,623,150	3,986,600

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	1,369,050	(1,398,800)
Proceeds from exercise of stock options	29,500	12,200
Additions to paid in capital from tax effect from exercise of stock options	11,000	3,400
Repurchase of common stock for the Treasury	(24,000)	(21,100)
Dividends paid	(88,700)	(77,650)

Net cash provided by (used in) financing activities	1,296,850	(1,481,950)

Net increase in cash and cash equivalents	3,659,300	2,962,050
Cash and cash equivalents:
Beginning	23,818,900	22,327,400

Ending	$27,478,200	$25,289,450

Supplemental Disclosure of Cash Flow Information:
Cash payments of interest	$863,750	$663,300

Cash payment of income taxes	$40,000	$82,000

Supplemental Disclosure of Noncash transactions:
Incr. (decr.) in ESOP put option charged to retained earnings	$(11,050)	$11,700

Increase in unrealized gain on investment securities, net ot tax	$7,900	$44,950

See Notes to Consolidated Finanical Statements.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Business
Wake Forest Bancshares, Inc. (the “Company”) is located in Wake Forest, North Carolina and is the parent stock holding company of Wake Forest Federal Savings and Loan Association (the “Association” or “Wake Forest Federal”), its only subsidiary. The Company conducts no business other than holding all of the stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders. The Association’s principal activities consist of obtaining deposits and providing mortgage credit to customers in its primary market area, the counties of Wake and Franklin, North Carolina. The Company’s and the Association’s primary regulator is the Office of Thrift Supervision (OTS) and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC).
Note 2. Organizational Structure
The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the “MHC”) a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC’s principal assets consisted of 635,000 shares of the Association’s common stock (now converted to the Company’s common stock) and $100,000 in cash received from the Association as initial capital. Prior to 2003 (see Note 4), the MHC received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 54.8% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.
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
Note 3. Basis of Presentation
The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2006, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending September 30, 2007. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s September 30, 2006 Annual Report to Stockholders.
Note 4. Dividends Declared
On December 18, 2006, the Board of Directors of the Company declared a dividend of $0.19 a share for stockholders of record as of December 29, 2006 and payable on January 10, 2007. The dividends declared were accrued and reported as dividends payable in the December 31, 2006 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 5. Earnings Per Share
Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three month periods ended December 31, 2006 and 2005 is presented below.

For the Three Months Ended December 31	2006	2005
Weighted average shares outstanding for Basic EPS	1,157,548	1,152,761
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	2,206	7,279

Weighted average shares outstanding for diluted EPS	1,159,754	1,160,040

Note 6. Stock Option Plan
In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Awards to most non-employee directors will be accounted for as employee awards. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for this quarter end. The adoption of the statement did not have had an impact of the Company’s financial statements for the three months ended December 31, 2006 because all of the Company’s stock options were issued and vested in periods earlier than this quarter.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which contains guidance on applying the requirements in SFAS No. 123(R) including valuation techniques, development of assumptions used in valuing employee stock options and related MD&A disclosures. SAB No. 107 is effective for the period in which SFAS No. 123(R) is adopted. The adoption of SAB No. 107 did not have an impact on the Company’s financial statements for the three months ended December 31, 2006.
The Company has a stock option plan for the benefit of its officers, directors, and key employees. Options totaling 54,000 at an exercise price of $12.75 were granted on January 22, 1997. No options have been granted since that date. The options became exercisable at the rate of 20% annually for years during periods of service as an employee, officer, or director, and expire after ten years. Accelerated vesting may occur in certain circumstances as disclosed in the plan documents. Options are exercisable at the fair value on the date of grant. A summary of the changes in the Company’s options during the quarters ended December 31, 2006 and 2005 is presented below:

	2006	2005
Stock options outstanding at beginning of the quarter	6,814	16,802
Granted	—	—
Exercised	(2,314)	(960)
Terminated	—	—

Stock options outstanding at end of the quarter	4,500	15,842

Stock options exercisable at end of the quarter	4,500	15,842

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Forward Looking Statements
Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, or “continue”, or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward-looking statements, as well as the factors set forth in the Company’s periodic reports and other filings with the SEC.
Comparison of Financial Condition at September 30, 2006 and December 31, 2006
Total assets increased by $2.0 million to $106.3 million at December 31, 2006 from $104.3 million at September 30, 2006. The increase in total assets during the quarter ended December 31, 2006 was funded primarily from an increase in deposits of approximately $1.4 million and cash generated from internal operating activities during the same quarter. Due to adequate levels of current liquidity, deposits were priced to meet competition and retain certain accounts but not to aggressively attract additional funds. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current quarter, cash and short term cash investments increased by approximately $3.7 million.
Net loans receivable decreased by $1.7 million to $74.9 million at December 31, 2006 from $76.6 million at September 30, 2006. The decrease occurred primarily because of a seasonal decline in outstanding construction loans which decreased by $2.4 million during the current quarter. The Company’s construction loan portfolio characteristically expands in the spring corresponding with the area’s typical selling season and declines in the fall and winter. The Company’s primary lending area continues to demonstrate signs of a healthy real estate market. However, sustained employment growth across a wide spectrum of the local economic base and moderate interest rate levels will ultimately determine whether loan demand can be maintained. The high tech sector of the area’s employment base has been hit hard during the past several years and its sporadic recovery has somewhat hindered growth in the overall real estate market. Assuming local economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan expansion. However, there can be no assurances that such loan demand can or will materialize in the future.
Investment securities increased by $12,800 to $751,250 at December 31, 2006 from $738,450 at September 30, 2006. The increase is attributable to unrealized gains in the Company’s investment in FHLMC stock. The Company has decided to maintain higher levels of short term liquidity in order to minimize interest rate risk and due to the relatively minor differential in investment rates available on extended maturities. As a result, the Company has not been actively involved in the buying and selling securities. At December 31, 2006, the Company’s investment portfolio, which consisted of FHLB stock and FHLMC stock, had approximately $546,000 in unrealized gains.
The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund loan originations and provide for other cash requirements. The Company has recorded a liability of $542,600 at December 31, 2006 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company’s stock if all participants were to request the balance of their account from the Company in cash instead of stock.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Financial Condition at September 30, 2006 and December 31, 2006 (Continued)
The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At December 31, 2006 the Company had repurchased 91,445 shares of its common stock. The program continues until completed or terminated by the Board of Directors.
Retained earnings increased by $343,250 to $14.5 million at December 31, 2006 from $14.2 million at September 30, 2006. The increase is primarily attributable to the Company’s earnings of $431,550 during the quarter ended December 31, 2006, reduced by $99,350 in dividends declared during the period and a $11,050 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At December 31, 2006 the Company’s capital amounted to $19.2 million, which as a percentage of total assets was 18.04%. The Company and the Association are both required to meet certain capital requirements as established by the OTS. At December 31, 2006, all capital requirements were met.
Asset Quality
The Company’s level of non-performing loans, consisting of loans past due 90 days or more, amounted to $515,000 and a percentage of loans outstanding, was 0.68% at December 31, 2006. At December 31, 2005, the Company had no loans past due 90 days or more. Non-performing loans amounted to $666,400 or 0.86% as percentage of loans outstanding at September 30, 2006. At December 31, 2006, non-performing loans consisted of two residential property loans amounting to $57,600 and one commercial property loan totaling $457,350, which is collateralized by two mini storage facilities and an office building on 3.6 acres in Wendell, N.C. The commercial property loan is scheduled to be refinanced elsewhere in early February 2007. We believe that the fair market value of all these properties is higher than the outstanding loan balances and we will not incur a loss on the ultimate disposition of any of these loans. All of the loans have been placed on non-accrual status.
At December 31, 2006, non-performing assets also included a foreclosed commercial property ($1,003,800) which consisted of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest, North Carolina. While the property’s location is considered highly desirable, the Company decided that an environmental assessment was necessary to properly market the tract due to the historical uses of the property. As a result, site assessment reports were filed with various state environmental agencies. Petroleum contamination and other trace elements consistent with operating a gas station and a truck maintenance facility over an extended period of time were found on parts of the property. The Company is in the process of applying for brownfields status for the site which should make the tract more attractive to prospective developers of the property. Although the Company does not currently believe the contamination will have a detrimental effect on the potential development of the property, the agencies are expected to be able to assist the Company in determining the extent of any required clean-up and ongoing monitoring steps that will be required. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property and no loss is expected on its ultimate sale. During the current quarter, the Company expensed $30,000 in environmentally related cost for this property.
The Company had no loan charge-offs during the current quarter. The Company’s loan loss allowance amounted to $1,097,500 at December 31, 2006 and management believes that it has sufficient loan loss allowances established to cover any loss associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings. During the past five years, the Association’s loan portfolio has gradually trended towards a greater concentration of residential construction and land loans, which generally involve a greater degree of credit risk and collection issues. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during this period than what has historically been considered necessary. The allowance for loan losses is evaluated on a regular basis by management.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Asset Quality (Continued):
The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key components which are a specific allowance for identified problem or impaired loans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, and a formula allowance for the remainder of the portfolio under the provisions of SFAS No. 5, “Accounting for Contingencies.” Because the Company only originates loans secured by real estate, specific problem loans are graded using the standard regulatory classifications and are evaluated for impairment under SFAS No. 114 based upon the collateral’s fair value less estimated cost of disposal.
All other loans with unidentified impairment issues are pooled and segmented by major loan types (single-family residential properties, construction loans, commercial real estate, land, etc.). Loan loss rates for these categories are then generated by capturing historical loan losses net of recoveries over a five and ten year period, with added weight given to the more recent five year period. Qualitative factors that may affect loan collectibility such as geographical and lending concentrations, local economic conditions, and delinquency trends are also considered in determining the Company’s best estimate of the range of credit losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005
General. Net income for the three month period ended December 31, 2006 was $431,550 ($0.37 per diluted share) as compared to $386,400 ($0.33 per diluted share) earned during the same quarter in 2005. As discussed below, changes in net interest income between the comparable periods was primarily responsible for the change in net income during the quarter ended December 31, 2006, as compared to the same period one year earlier.
Interest income. Interest income increased by $289,300 from $1,682,050 for the three months ended December 31, 2005 to $1,971,350 for the three months ended December 31, 2006. The increase in interest income resulted from both a 0.89% increase in the average yield on interest-earning assets and a $5.9 million increase in the average balance of interest-earning assets outstanding between the quarters. The Company’s yield on interest earning assets was 7.27% for the quarter ended December 31, 2006 and 6.38% for the quarter ended December 31, 2005. The change in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant amount of the Company’s interest earning assets adjust in tandem with changes to Prime, which has increased by one percent from December 31, 2005 to December 31, 2006.
Interest Expense. Interest expense increased by $214,050 from $679,950 the three months ended December 31, 2005 to $894,000 for the three months ended December 31, 2006. The primary reasons for the increased interest expense were a 94 basis point increase in the Company’s cost of funds during the current quarter as compared to the same quarter a year earlier and a $4.3 million increase in the average balance of deposits between the quarters. The Company’s cost of funds was 3.30% for the quarter ended December 31, 2005 and 4.24% for the quarter ended December 31, 2006. The change in the Company’s cost of funds occurred primarily due to fluctuations in market rates between the periods. The increase in the average balance of interest-bearing liabilities occurred primarily due to the competitive pricing of deposits by the Company in order to maintain an acceptable level of liquidity to meet loan demand, construction loan commitments, and other cash requirements.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005 (Continued)
Net interest income. Net interest income increased by $75,250 from $1,002,100 for the three months ended December 31, 2005 to $1,077,350 for the three months ended December 31, 2006. As explained above, the increase in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as increases in the level of interest earning assets and interest-bearing liabilities from the quarter ended December 31, 2005 to the most recent quarter ended December 31, 2006. The Company’s interest rate margin was 4.21% for the current quarter as compared to 4.15% for the quarter ended December 31, 2005.
Provision for loan losses. The Company provided $55,000 and $60,000 in loan loss provisions during the current quarter and the same quarter a year earlier, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company’s management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Association’s loan portfolio has gradually trended towards a greater concentration of builder construction loans, land, and land development loans which generally involve a greater degree of credit risk and collection issues. Also, many of these types of loans involve lending relationships which are larger than what the Company has traditionally maintained. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during current periods than what has historically been considered necessary. In addition, the Company has experienced an increased level of delinquent loans during recent reporting periods as compared to what has historically occurred. The increased delinquencies have impacted the level of loan loss provisions considered necessary. None of the provisions provided during the reported periods occurred due to the impairment of specific loans as required by SFAS No. 114.
Non-interest income. The Company’s non-interest income is primarily comprised on various fees and service charges on customer accounts, income from bank owned life insurance products, as well as security gains and fees earned from secondary market origination and sales. The Company did not have any investment sales during any of the periods being reported upon. In addition, the Company has primarily originated residential mortgage loans for its own portfolio over the periods being reported upon and therefore very little secondary marketing income has been generated over those same periods.
Non-interest expense. Non-interest expense slightly increased to $379,750 for the three month period ended December 31, 2006 from $374,100 for the comparable quarter in 2005. Data processing expense dropped by approximately $6,200 during the current quarter as compared to same quarter a year earlier because the Company had increased cost associated with a computer conversion last year. REO provisions and expense associated with environmental assessment activities for the Company’s foreclosed tract on highway 98 outside of Wake Forest, North Carolina were $19,450 lower during the current quarter versus the same quarter a year earlier. The lower REO expense was primarily due to a greater amount of assessment activities during the quarter ended December 31, 2005 as compared to the most recent quarter. Other operating expense increased by $28,200 from $62,950 for the quarter ended December 31, 2005 to $91,150 for the current quarter. The increase in other operating expense occurred primarily because during the current quarter the Company had higher amounts of depreciation expense associated with its recently completed computer system conversion and upgrade compared to the same quarter a year earlier. Also, the Company experienced higher levels of expense during the current quarter associated with accruals established for attendance of statewide conventions by directors and executive officers. No other category of non-interest expense changed significantly between the two quarters.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity:
The term “liquidity” generally refers to an organization’s ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-earning deposits.
During the three month period ended December 31, 2006, cash and cash equivalents, a significant source of liquidity, increased by approximately $3.7 million. Net principal reductions from loans amounting to $1.6 million, an increase in deposits of $1.4 million and proceeds from the Company’s internal operations totaling $739,300 all contributed to the increase in cash during the quarter. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.
Off-Balance Sheet Transactions
In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2006, the Association had outstanding loan commitments amounting to approximately $3.8 million. The undisbursed portion of construction loans amounted to $11.9 million and unused lines of credit amounted to $6.6 million at December 31, 2006
Critical Accounting Policies and Estimates
The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2006 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since September 30, 2006. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Allowance for Loan Losses
The most critical estimate concerns the Company’s allowance for loan losses. The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company’s methodology for assessing the appropriations of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Association does not separately identify individual residential loans for impairment disclosures.
The adequacy of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.
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

Wake Forest Bancshares, Inc.
December 31, 2006
Item 3. Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Wake Forest Bancshares, Inc.
Dated February 12, 2007	By:	/s/ Robert C. White
Robert C. White
Chief Executive Officer and
Chief Financial Officer