Form 10QSB
period 2007-03-31
WAKE FOREST BANCSHARES INC
filed 2007-05-11
CIK 1085175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.
FORM 10-QSB
Quarterly or Transitional Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 Quarterly or Transitional Report

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-25999
Wake Forest Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

United States of America	56-2131079

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
302 South Brooks Street
Wake Forest, North Carolina 27587
(Address of principal executive offices)
(919)-556-5146
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2007 there were issued and outstanding 1,161,193 shares of the Issuer’s common stock, $.01 par value
Transitional Small Business Disclosure Format: Yes ☐ No ☑

WAKE FOREST BANCSHARES, INC.
CONTENTS

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2007 and September 30, 2006

	March 31,	September 30,
ASSETS	2007	2006
	(Unaudited)	*
Cash and short-term cash investments	$26,329,250	$23,818,900
Investment securities:
Available for sale, at estimated market value	485,100	540,850
FHLB stock	191,400	197,600
Loans receivable, net of loan loss allowances of $1,135,000 at March 31, 2007 and $1,042,500 at September 30, 2006	77,630,650	76,635,300
Accrued interest receivable	216,800	230,050
Foreclosed assets, net	1,078,900	1,003,800
Property and equipment, net	374,300	401,800
Bank owned life insurance	1,120,200	1,100,050
Deferred income taxes, net	366,700	295,100
Prepaid expenses and other assets	97,800	55,050

Total Assets	$107,891,100	$104,278,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$86,856,750	$83,977,850
Accrued interest on deposits	48,300	67,950
Accrued expenses and other liabilities	857,400	784,200
Dividends payable	100,200	88,700
Redeemable common stock held by the ESOP net of unearned ESOP shares	519,750	553,650

Total Liabilities	88,382,400	85,472,350

Stockholders’ equity:
Preferred stock, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $.01, authorized 5,000,000 shares, issued 1,253,948 shares at March 31, 2007 and 1,247,134 shares at September 30, 2006	12,550	12,450
Additional paid-in capital	5,779,500	5,665,700
Accumulated other comprehensive income	295,800	330,400
Retained earnings, substantially restricted	14,864,850	14,187,400
Less: Common stock in treasury, at cost	(1,444,000)	(1,389,800)

Total stockholders’ equity	19,508,700	18,806,150

Total liabilities and stockholders’ equity	$107,891,100	$104,278,500

See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31, 2007 and 2006

	2007	2006
Interest and dividend income:
Loans	$1,586,500	$1,423,600
Investment securities	6,950	6,300
Short-term cash investments	334,050	269,400

Total interest income	1,927,500	1,699,300

Interest expense:
Interest on deposits	907,750	691,650

Total interest expense	907,750	691,650

Net interest income before provision for loan losses	1,019,750	1,007,650
Provision for loan losses	(37,500)	(35,000)

Net interest income after provision for loan losses	982,250	972,650

Noninterest income:
Service charges and fees	14,500	11,850
Secondary market fee income	6,150	—
Other	10,450	8,950

	31,100	20,800

Noninterest expense:
Compensation and benefits	217,750	211,100
Occupancy	11,050	11,550
Federal insurance and operating assessments	11,950	11,500
Data processing	31,800	46,600
REO provisions and expense	10,150	36,050
Other operating expense	100,550	78,850

	383,250	395,650

Income before income taxes	630,100	597,800
Income taxes	218,550	214,700

Net income	$411,550	$383,100

Basic earnings per common share	$0.35	$0.33
Diluted earnings per common share	$0.35	$0.33
Dividends per common share	$0.19	$0.17

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended March 31, 2007 and 2006

	2007	2006
Interest and dividend income:
Loans	$3,216,450	$2,866,200
Investment securities	13,950	12,250
Short-term cash investments	668,500	502,950

Total interest income	3,898,900	3,381,400

Interest expense:
Interest on deposits	1,801,800	1,371,650

Total interest expense	1,801,800	1,371,650

Net interest income before provision for loan losses	2,097,100	2,009,750
Provision for loan losses	(92,500)	(95,000)

Net interest income after provision for loan losses	2,004,600	1,914,750

Noninterest income:
Service charges and fees	30,750	30,250
Secondary market fee income	6,150	8,000
Other	21,350	20,700

	58,250	58,950

Noninterest expense:
Compensation and benefits	425,050	418,600
Occupancy	24,800	22,350
Federal insurance and operating assessments	23,400	22,550
Data processing	57,900	78,950
REO provisions and expense	40,200	85,550
Other operating expense	191,700	141,800

	763,050	769,800

Income before income taxes	1,299,800	1,203,900
Income taxes	456,700	434,400

Net income	$843,100	$769,500

Basic earnings per common share	$0.73	$0.67
Diluted earnings per common share	$0.73	$0.66
Dividends per common share	$0.38	$0.34

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three and Six Months Ended March 31, 2007 and 2006

	2007	2006
For the Three Months Ended March 31:
Net income	$411,550	$383,100

Other comprehensive (loss), net of tax:
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	(42,500)	(22,000)
Less: reclassification adjustments for (losses) included in net income	—	—

Other comprehensive (loss)	(42,500)	(22,000)

Comprehensive income	$369,050	$361,100

	2007	2006
For the Six Months Ended March 31:
Net income	$843,100	$769,500

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(34,600)	22,950
Less: reclassification adjustments for gains (losses) included in net income	—	—

Other comprehensive income (loss)	(34,600)	22,950

Comprehensive income	$808,500	$792,450

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended March 31, 2007 and 2006

	2007	2006
Net income	$843,100	769,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,500	19,100
Provision for loan losses	92,500	95,000
Deferred income taxes	(50,400)	(16,250)
Increase in cash surrender value of life insurance	(20,150)	(16,250)
Changes in assets and liabilities:
Prepaid expenses and other assets	(42,750)	(56,250)
Accrued interest receivable	13,250	(43,350)
Accrued interest on deposits	(19,650)	11,850
Accrued expenses and other liabilities	73,200	30,250

Net cash provided by operating activities	916,600	793,600

Cash Flows From Investing Activities:
Net (increase) decrease in loans receivable	(1,162,950)	1,099,000
Redemption of FHLB stock	6,200	—
Purchase of FHLB stock	—	(15,300)
Purchase of property and equipment	—	(30,250)

Net cash provided by (used in) investing activities	(1,156,750)	1,053,450

Cash Flows From Financing Activities:
Net increase in deposits	2,878,900	152,050
Proceeds from exercise of stock options	86,900	68,350
Additions to paid in capital from tax effect from exercise of of stock options	27,000	18,850
Repurchase of common stock for the Treasury	(54,200)	(119,450)
Dividends paid	(188,100)	(165,850)

Net cash provided by (used in) financing activities	2,750,500	(46,050)

Net increase in cash and cash equivalents	2,510,350	1,801,000
Cash and cash equivalents:
Beginning	23,818,900	22,327,400

Ending	$26,329,250	$24,128,400

Supplemental Disclosure of Cash Flow Information:
Cash payments of interest	$1,821,450	$1,359,800

Cash payment of income taxes	$510,000	$464,500

Supplemental Disclosure of Noncash transactions:
Decrease in ESOP put option charged to retained earnings	$(33,900)	$(28,750)

Transfer of loans to foreclosed assets	$75,100	$—

Increase (decrease) in unrealized gain on investment securities, net of tax	$(34,600)	$22,950

See Notes to Consolidated Finanical Statements.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 1.	Nature of Business

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

Note 2. Organizational Structure

The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the “MHC”) a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC’s principal assets consisted of 635,000 shares of the Association’s common stock (now converted to the Company’s common stock) and $100,000 in cash received from the Association as initial capital. Prior to 2003 (see Note 4), the MHC received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 54.7% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.

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

Note 3. Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2006, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending September 30, 2007. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s September 30, 2006 Annual Report to Stockholders.

Note 4. Dividends Declared

On March 19, 2007, the Board of Directors of the Company declared a cash dividend of $0.19 a share for stockholders of record as of March 29, 2007 and payable on April 10, 2007. The dividends declared were accrued and reported as dividends payable in the March 31, 2007 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 5. Earnings Per Share

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2007 and 2006 is presented below.

For the Three Months Ended March 31:	2007	2006
Weighted average shares outstanding for Basic EPS	1,161,906	1,152,704
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	1,368	5,383

Weighted average shares outstanding for diluted EPS	1,163,274	1,158,087

For the Six Months Ended March 31:	2007	2006
Weighted average shares outstanding for Basic EPS	1,159,703	1,152,733
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	1,776	6,313

Weighted average shares outstanding for diluted EPS	1,161,479	1,159,046

Note 6. Stock Option Plan

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Awards to most non-employee directors will be accounted for as employee awards. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the current interim periods. The adoption of the statement did not have had an impact on the Company’s financial statements for the three and six months ended March 31, 2007 because all of the Company’s stock options were issued and vested in periods earlier than the current interim periods.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which contains guidance on applying the requirements in SFAS No. 123(R) including valuation techniques, development of assumptions used in valuing employee stock options and related MD&A disclosures. SAB No. 107 is effective for the period in which SFAS No. 123(R) is adopted. The adoption of SAB No. 107 did not have an impact on the Company’s financial statements for the current interim periods.

The Company has a stock option plan for the benefit of its officers, directors, and key employees. Options totaling 54,000 at an exercise price of $12.75 were granted on January 22, 1997. No options have been granted since that date. The options became exercisable at an annual rate of 20% during periods of service as an employee, officer, or director, and expire after ten years. Accelerated vesting may occur in certain circumstances as disclosed in the plan documents. Options are exercisable at the fair value on the date of grant.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 6. Stock Option Plan (continued)

A summary of the changes in the Company’s options during the three and six month periods ended March 31, 2007 and 2006 is presented below:

For the Three Months Ended March 31:	2007	2006
Stock options outstanding at beginning of the period	4,500	15,842
Granted	—	—
Exercised	(4,500)	(4,400)
Terminated	—	—

Stock options outstanding at end of the period	—	11,442

Stock options exercisable at end of the period	—	11,442

For the Six Months Ended March 31:	2007	2006
Stock options outstanding at beginning of the period	6,814	16,802
Granted	—	—
Exercised	(6,814)	(5,360)
Terminated	—	—

Stock options outstanding at end of the period	—	11,442

Stock options exercisable at end of the period	—	11,442

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

Comparison of Financial Condition at September 30, 2006 and March 31, 2007

Total assets increased by $3.6 million to $107.9 million at March 31, 2007 from $104.3 million at September 30, 2006. The increase in total assets during the six month period ended March 31, 2007 was funded primarily from an increase in deposits of approximately $2.9 million and cash generated from internal operating activities during the same period. Due to adequate levels of current liquidity, deposits were priced to meet competition and retain certain accounts but not to aggressively attract additional funds. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current quarter, cash and short term cash investments increased by approximately $2.5 million.

Net loans receivable increased by $1.0 million to $77.6 million at March 31, 2007 from $76.6 million at September 30, 2006. The increase occurred primarily because of a $1.6 million increase in the Company’s construction loan portfolio, which typically expands during early spring and throughout the summer months. However, commercial lines and other real estate loans tied to Prime declined by $1.1 million because at current rates these types of loans are less desirable. Due to interest rate risk exposure, the Company generally does not offer commercial or investment loans with long-term fixed rates. The Company’s primary lending area continues to demonstrate signs of a healthy real estate market. The area’s high-tech sector recently incurred several lean years but the employment base has now begun to recover. However, population growth and employment expansion across a wide spectrum of the local economic base combined with moderate interest rate levels will ultimately determine whether loan demand can be sustained. Assuming local economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan growth. However, there can be no assurances that such loan demand can or will materialize in the future.

Investment securities decreased by $61,950 to $676,500 at March 31, 2007 from $738,450 at September 30, 2006. The decrease is attributable to a $55,750 unrealized loss in the Company’s investment in FHLMC stock during the past six months and a required $6,200 redemption of FHLB stock during the same period. The Company has decided to maintain higher levels of short term liquidity in order to minimize interest rate risk and due to the relatively minor differential in investment rates available on extended maturities. As a result, the Company has not been actively involved in the buying and selling securities. At March 31, 2007, the Company’s investment portfolio, which consisted of FHLB stock and FHLMC stock, had approximately $477,000 in unrealized gains.

The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund lending and other cash commitments. The Company has recorded a liability of $519,750 at March 31, 2007 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company’s stock if all participants were to request the balance of their account from the Company in cash instead of stock.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Financial Condition at September 30, 2006 and March 31, 2007 (Continued)

The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At March 31, 2007 the Company had repurchased 92,755 shares of its common stock. The program continues until completed or terminated by the Board of Directors.

Retained earnings increased by $677,450 to $14.9 million at March 31, 2007 from $14.2 million at September 30, 2006. The increase is primarily attributable to the Company’s earnings of $843,100 during the six month period ended March 31, 2007, reduced by $199,550 in dividends declared during the period and a $33,900 recovery of prior charges to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At March 31, 2007 the Company’s capital amounted to $19.5 million, which as a percentage of total assets was 18.08%. The Company and the Association are both required to meet certain capital requirements as established by the OTS. At March 31, 2007, all capital requirements were met.

Asset Quality

The Company’s level of non-performing loans, consisting of loans past due 90 days or more, amounted to $637,850 or 0.81% as a percentage of loans outstanding at March 31, 2007. At March 31, 2006, the Company had no loans past due 90 days or more. Non-performing loans amounted to $666,400 or 0.86% as a percentage of loans outstanding at September 30, 2006. At March 31, 2007, non-performing loans consisted of four residential construction loans amounting to $618,400 and one lot loan totaling $19,450. Three of the four construction loans are with one builder and foreclosure proceedings have commenced on all four loans. We believe that the fair market value of all these properties is higher than the outstanding loan balances and we will not incur a loss on the ultimate disposition of these loans. All of the loans have been placed on non-accrual status.

Non-performing assets also includes real estate acquired through foreclosure. At March 31, 2007, foreclosed real estate included a residential building lot ($31,850), a residential property ($43,250), and a foreclosed commercial property ($1,003,800) which consisted of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest, North Carolina. While the commercial property’s location is considered highly desirable, the Company decided that an environmental assessment was necessary to properly market the tract due to the historical uses of the property. As a result, site assessment reports were filed with various state environmental agencies. Petroleum contamination and other trace elements consistent with operating a gas station and a truck maintenance facility over an extended period of time were found on parts of the property. The Company is in the process of applying for brownfields status for the site which should make the tract more attractive to prospective developers of the property. Although the Company does not currently believe the contamination will have a detrimental effect on the potential development of the property, the agencies are expected to be able to assist the Company in determining the extent of any required clean-up and ongoing monitoring steps that will be required. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property and no loss is expected on its ultimate sale. During the current quarter, the Company expensed $10,150 in environmentally related cost for this property. In addition, the Company believes it will be able to dispose of the two foreclosed residential properties without incurring a loss.

The Company had no loan charge-offs during the current quarter or six months ended March 31, 2007. The Company’s loan loss allowance amounted to $1,135,000 at March 31, 2007 and management believes that it has sufficient allowances established to cover losses associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings. During the past five years, the Association’s loan portfolio has gradually trended towards a greater concentration of residential construction and land loans, which generally involve a greater degree of credit risk and collection issues. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during this period than what has historically been considered necessary. The allowance for loan losses is evaluated on a regular basis by management.

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

Comparison of Operating Results for the Three and Six Months Ended March 31, 2007 and 2006

General. Net income for the three month period ended March 31, 2007 was $411,550, or $28,450 more than the $383,100 earned during the same quarter in 2006. Net income for the six month period ended March 31, 2007 was $843,100, or $73,600 more than the $769,500 earned during the same period in 2006. As discussed below, changes in net interest income between the comparable periods were primarily responsible for the change in net income during the current quarter and six month period end March 31, 2007 when compared to the same periods a year earlier.

Interest income. Interest income increased by $228,200 from $1,699,300 for the three months ended March 31, 2006 to $1,927,500 for the three months ended March 31, 2007. The increase in interest income resulted from both a 56 basis point increase in the average yield on interest earning assets between the quarters and an increase of $6.3 million in the average balance of interest-earning assets outstanding between the periods. Interest income increased by $517,500 from $3,381,400 for the six months ended March 31, 2006 to $3,898,900 for the six months ended March 31, 2007. The increase in interest income resulted from both an 72 basis point increase in the average yield on interest earning assets between the six month periods and an increase of $6.1 million in the average balance of interest-earning assets outstanding between the periods. The Company’s yield on interest earning assets was 7.30% and 7.28% for the quarter and six month period ended March 31, 2007; respectively, and 6.74% and 6.56% for the quarter and six month period ended March 31, 2006; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant portion of the Company’s assets are able to re-price quickly when market rates influenced by Federal Reserve rate movements change.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three and Six Months Ended March 31, 2007 and 2006
(Continued)

Interest Expense. Interest expense increased by $216,100 from $691,650 for the three months ended March 31, 2006 to $907,750 for the three months ended March 31, 2007. Interest expense increased by $430,150 from $1,371,650 for the six months ended March 31, 2006 to $1,801,800 for the six months ended March 31, 2007. The increases were the result of both an increase in the Company’s cost of funds between the periods and an increase in the average balance of deposits outstanding between the periods. The Company’s cost of funds increased by 75 basis points and 84 basis points for the three and six month periods ended March 31, 2007; respectively, as compared to the same periods a year earlier. As a result of overall higher market rates, the Company’s cost of funds increased from 3.57% and 3.44% for the quarter and six month period ended March 31, 2006; respectively, to 4.32% and 4.28% for the quarter and six month period ended March 31, 2007, respectively. The Company’s average balance of deposits outstanding increased by $5.1 million and $4.7 million for the three and six month periods ended March 31, 2007, respectively, as compared to the same periods a year earlier.

Net interest income. Net interest income increased by $12,100 from $1,007,650 for the three months ended March 31, 2006 to $1,019,750 for the three months ended March 31, 2007. Net interest income increased by $87,350 from $2,009,750 for the six months ended March 31, 2006 to $2,097,100 for the six months ended March 31, 2007. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as changes in the level of interest earning assets and interest-bearing liabilities. The Company’s net interest margin was 3.92% and 4.07% for the current quarter and six months ended March 31, 2007 versus 4.13% and 4.14% for the same quarter and six month period a year earlier.

Provision for loan losses. The Company provided $37,500 and $92,500 in loan loss provisions during the current quarter and six month period ended March 31, 2007; respectively, as compared to $35,000 and $95,000 during the three and six month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company’s management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Association’s loan portfolio has gradually trended towards a greater concentration of builder construction loans, land and land development loans, and commercial loans which generally involve a greater degree of credit risk and collection issues. Also, many of these types of loans involve lending relationships which are larger than what the Company has traditionally maintained. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during this period than what has historically been considered necessary. None of the provisions provided during the reported periods occurred due to the impairment of specific loans as required by SFAS No. 114.

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

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Non-interest expense. Non-interest expense decreased by $12,400 to $383,250 for the three month period ended March 31, 2007 from $395,650 for the comparable quarter in 2006. Non-interest expense decreased by $6,750 to $763,050 for the six month period ended March 31, 2007 from $769,800 for the same period a year earlier. Decreases in data processing costs and REO expenses offset increases in other operating expense during the three and six months ended March 31, 2007 as compared to the same periods a year earlier.

Data processing cost decreased by $14,800 and $21,050, respectively, during the quarter and six month period ended March 31, 2007 as compared to the same periods a year earlier primarily because the Company incurred additional cost in the prior periods associated with a computer system upgrade and conversion. REO provisions and expense decreased by $25,900 and $45,350, respectively, during the three and six months ended March 31, 2007 as compared to the same periods one year earlier primarily because the majority of the environmental testing on the Company’s foreclosed commercial tract was completed during the prior year. Other operating expense increased by $21,700 and $49,900, respectively, during the three and six months ended March 31, 2007 as compared to the same periods a year ago primarily because of increased cost associated with depreciation expense on new computer equipment, additional contributions, and planned seminar and other convention-related expenses.

Capital Resources and Liquidity

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

During the six month period ended March 31, 2007, cash and cash equivalents, a significant source of liquidity, increased by approximately $2.5 million. A net increase in customer deposits of $2.9 million and net cash provided by operating activities of $916,600 were the primary factors which contributed to the increase in cash during the current six month period. There most significant use of cash during the six month period ended March 31, 2007 was a $1.2 million net increase in loans receivable. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Off-Balance Sheet Transactions

In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2007, the Association had outstanding loan commitments amounting to approximately $2.3 million. The undisbursed portion of construction loans amounted to $14.3 million and unused lines of credit amounted to $6.5 million at March 31, 2007.

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
March 31, 2007

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On February 20, 2007, the annual meeting of stockholders was held to consider and vote upon the election of four directors of the Company and to ratify the appointment of Dixon Hughes PLLC as independent auditors for the Company’s fiscal year ending September 30, 2007. All items were approved by the stockholders as shown below.

Vote concerning the election of directors of the Company:

	For	Against	Withheld	Total
John D. Lyon	1,052,101	—	500	1,052,601
Rodney M. Privette	1,049,161	—	3,440	1,052,601
Leelan A. Woodlief	1,051,701	—	900	1,052,601
William S. Wooten	1,050,501	—	2,100	1,052,601

Vote concerning ratification of Dixon Hughes PLLC as independent auditors for the year ending September 30, 2007:

For	Against	Abstained	Total
1,052,401	—	200	1,052,601

The foregoing matters are described in detail in the Company’s proxy statement dated January 19, 2007 for the 2007 Annual Meeting of stockholders.

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

Wake Forest Bancshares, Inc.

Dated May 14, 2007

By: /s/ Robert C. White
Robert C. White
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31	Certification of Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification of Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.