Form 10QSB
period 2007-06-30
WAKE FOREST BANCSHARES INC
filed 2007-08-13
CIK 1085175

FORM 10-QSB — Quarterly or Transitional Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 Quarterly or Transitional Report

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2007 there were issued and outstanding 1,160,093 shares of the Issuer’s common stock, $.01 par value
Transitional Small Business Disclosure Format: Yes ☐ No ☑

WAKE FOREST BANCSHARES, INC.
CONTENTS

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2007 and September 30, 2006

	June 30,	September 30,
ASSETS	2007	2006
	(Unaudited)	*
Cash and short-term cash investments	$26,523,700	$23,818,900
Investment securities:
Available for sale, at estimated market value	1,986,350	540,850
FHLB stock	191,400	197,600
Loans receivable, net of loan loss allowances of $1,152,550 at June 30, 2007 and $1,042,500 at September 30, 2006	75,715,800	76,635,300
Accrued interest receivable	197,950	230,050
Foreclosed assets, net	1,035,650	1,003,800
Property and equipment, net	361,600	401,800
Bank owned life insurance	1,129,800	1,100,050
Deferred income taxes, net	376,150	295,100
Prepaid expenses and other assets	52,550	55,050

Total Assets	$107,570,950	$104,278,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$86,198,150	$83,977,850
Accrued interest on deposits	45,850	67,950
Accrued expenses and other liabilities	896,500	784,200
Dividends payable	99,750	88,700
Redeemable common stock held by the ESOP net of unearned ESOP shares	480,200	553,650

Total Liabilities	87,720,450	85,472,350

Stockholders’ equity:
Preferred stock, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $.01, authorized 5,000,000 shares, issued 1,253,948 shares at June 30, 2007 and 1,247,134 shares at September 30, 2006	12,550	12,450
Additional paid-in capital	5,779,500	5,665,700
Accumulated other comprehensive income	296,600	330,400
Retained earnings, substantially restricted	15,229,200	14,187,400
Less: Common stock in treasury, at cost	(1,467,350)	(1,389,800)

Total stockholders’ equity	19,850,500	18,806,150

Total liabilities and stockholders’ equity	$107,570,950	$104,278,500

See Notes to Consolidated Financial Statements.
* Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30, 2007 and 2006

	2007	2006
Interest and dividend income:
Loans	$1,632,900	$1,549,000
Investment securities	14,200	6,600
Short-term cash investments	332,050	288,100

Total interest income	1,979,150	1,843,700

Interest expense:
Interest on deposits	937,550	760,100

Total interest expense	937,550	760,100

Net interest income before provision for loan losses	1,041,600	1,083,600
Provision for loan losses	(37,500)	(50,000)

Net interest income after provision for loan losses	1,004,100	1,033,600

Noninterest income:
Service charges and fees	19,000	11,600
Other	9,950	8,400

	28,950	20,000

Noninterest expense:
Compensation and benefits	224,150	211,700
Occupancy	10,800	11,700
Federal insurance and operating assessments	12,000	11,350
Data processing	27,500	32,350
REO provisions and expense	28,400	46,300
Other operating expense	70,700	91,750

	373,550	405,150

Income before income taxes	659,500	648,450
Income taxes	234,950	234,550

Net income	$424,550	$413,900

Basic earnings per share	$0.37	$0.36
Diluted earnings per share	$0.37	$0.36
Dividends per share	$0.19	$0.17
See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended June 30, 2007 and 2006

	2007	2006
Interest and dividend income:
Loans	$4,849,300	$4,415,200
Investment securities	28,200	18,850
Short-term cash investments	1,000,550	791,000

Total interest income	5,878,050	5,225,050

Interest expense:
Interest on deposits	2,739,300	2,131,700

Total interest expense	2,739,300	2,131,700

Net interest income before provision for loan losses	3,138,750	3,093,350
Provision for loan losses	(130,000)	(145,000)

Net interest income after provision for loan losses	3,008,750	2,948,350

Noninterest income:
Service charges and fees	49,700	41,850
Secondary market fee income	6,150	7,950
Other	31,300	29,100

	87,150	78,900

Noninterest expense:
Compensation and benefits	649,200	630,300
Occupancy	35,600	34,000
Federal insurance and operating assessments	35,400	33,950
Data processing	85,350	111,300
REO provisions and expense	68,600	131,850
Other operating expense	262,450	233,550

	1,136,600	1,174,950

Income before income taxes	1,959,300	1,852,300
Income taxes	691,650	668,900

Net income	$1,267,650	$1,183,400

Basic earnings per share	$1.09	$1.03
Diluted earnings per share	$1.09	$1.02
Dividends per share	$0.57	$0.51
See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three and Nine Months Ended June 30, 2007 and 2006

	2007	2006
For the Three Months Ended June 30:
Net income	$424,550	$413,900

Other comprehensive (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	800	(20,200)
Less: reclassification adjustments for (losses) included in net income	—	—

Other comprehensive income (loss)	800	(20,200)

Comprehensive income	$425,350	$393,700

	2007	2006
For the Nine Months Ended June 30:
Net income	$1,267,650	$1,183,400

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(33,800)	2,750
Less: reclassification adjustments for gains (losses) included in net income	—	—

Other comprehensive income (loss)	(33,800)	2,750

Comprehensive income	$1,233,850	$1,186,150

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended June 30, 2007 and 2006

	2007	2006
Net income	$1,267,650	1,183,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,200	48,850
Provision for loan losses	130,000	145,000
Deferred income taxes	(60,350)	(38,400)
Loss on sale of foreclosed assets	3,150	—
Increase in cash surrender value of life insurance	(29,750)	(24,350)
Changes in assets and liabilities:
Prepaid expenses and other assets	2,500	(20,700)
Accrued interest receivable	32,100	(68,300)
Accrued interest on deposits	(22,100)	8,700
Accrued expenses and other liabilities	112,300	223,150

Net cash provided by operating activities	1,475,700	1,457,350

Cash Flows From Investing Activities:
Net (increase) decrease in loans receivable	493,650	(1,160,750)
Purchase of US agency securities	(1,500,000)	—
Proceeds from the sale of foreclosed assets	262,500	—
Redemption of FHLB stock	6,200	—
Purchase of FHLB stock	—	(15,300)
Purchase of property and equipment	—	(91,100)

Net cash used in investing activities	(737,650)	(1,267,150)

Cash Flows From Financing Activities:
Net increase in deposits	2,220,300	2,290,600
Proceeds from exercise of stock options	86,900	68,350
Costs capitalized to acquire foreclosed assets	(1,650)	—
Additions to paid-in-capital from tax effect from exercise of of stock options	27,000	18,850
Repurchase of common stock for the Treasury	(77,550)	(119,450)
Dividends paid	(288,250)	(253,850)

Net cash provided by financing activities	1,966,750	2,004,500

Net increase in cash and cash equivalents	2,704,800	2,194,700
Cash and cash equivalents:
Beginning	23,818,900	22,327,400

Ending	$26,523,700	24,522,100

Supplemental Disclosure of Cash Flow Information:
Cash payments of interest	$2,761,400	2,123,000

Cash payment of income taxes	$714,000	676,000

Supplemental Disclosure of Noncash transactions:
Increase (decrease) in ESOP put option charged to retained earnings	$(73,450)	$18,250

Transfer of loans to foreclosed assets	$295,850	—

Increase (decrease) in unrealized gain on investment securities, net of tax	$(33,800)	2,750

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
Note 3. Basis of Presentation
The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2006, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending September 30, 2007. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s September 30, 2006 Annual Report to Stockholders.
Note 4. Dividends Declared
On June 18, 2007, the Board of Directors of the Company declared a dividend of $0.19 a share for stockholders of record as of June 29, 2007 and payable on July 10, 2007. The dividends declared were accrued and reported as dividends payable in the June 30, 2007 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 5. Earnings Per Share
Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2007 and 2006 is presented below.

For the Three Months Ended June 30:	2007	2006

Weighted average shares outstanding for Basic EPS	1,161,088	1,152,661
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	—	4,621

Weighted average shares outstanding for diluted EPS	1,161,088	1,157,282

For the Nine Months Ended June 30:	2007	2006

Weighted average shares outstanding for Basic EPS	1,160,165	1,152,709
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	1,145	5,734

Weighted average shares outstanding for diluted EPS	1,161,310	1,158,443

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
Comparison of Financial Condition at September 30, 2006 and June 30, 2007
Total assets increased by $3.3 million to $107.6 million at June 30, 2007 from $104.3 million at September 30, 2006. The increase in total assets during the nine month period ended June 30, 2007 was funded primarily from an increase in deposits of approximately $2.2 million and cash generated from internal operating activities during the same period. Due to adequate levels of current liquidity, deposits were priced to meet competition and retain certain accounts but not to aggressively attract additional funds. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current nine month period, cash and short term cash investments increased by approximately $2.7 million.
Net loans receivable decreased by $919,500 to $75.7 million at June 30, 2007 from $76.6 million at September 30, 2006. The decrease occurred primarily because of a decline in commercial lines and other real estate loans tied to Prime which at current rates are deemed less desirable. Due to interest rate risk exposure, the Company generally does not offer commercial or investment loans with long-term fixed rates. The Company’s primary lending area continues to expand but home sales have declined slightly in recent months and newly constructed homes remain on the market for longer periods of time. The Company’s local real estate market has experienced significant growth over the last five years, primarily due to an influx of newcomers from outside the area. Although the Company’s markets have not experienced a drop in home prices like many areas of the country, local real estate markets are impacted by newcomers unable to purchase homes here until they are able to sell residences elsewhere. Population growth and employment expansion across a wide spectrum of the local economic base combined with moderate interest rate levels will ultimately determine whether consistent loan demand can be sustained. Assuming local economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan growth. However, there can be no assurances that such loan demand can or will materialize in the future.
Investment securities increased by $1,439,300 to $2,177,750 at June 30, 2007 from $738,450 at September 30, 2006. The increase is attributable to the purchase of $1.5 million in FHLB bonds during the current quarter reduced by unrealized losses in the Company’s investment in FHLMC stock and the bonds amounting to $54,500 and a required $6,200 redemption of FHLB stock during the same period. The Company generally maintains higher levels of short term liquidity in order to minimize interest rate risk, to fund construction loan commitments, and due to the relatively minor differential in current investment rates available on extended maturities. As a result, the Company has not previously been actively involved in the buying and selling securities but may continue to ladder the purchase of intermediate term debt securities in the future to protect against downward interest rate risk. At June 30, 2007, the Company’s investment portfolio, which consisted of FHLB stock, FHLMC stock, and FHLB bonds had approximately $478,400 in net unrealized gains.
The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund lending and other cash commitments. The Company has recorded a liability of $480,200 at June 30, 2007 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company’s stock if all participants were to request the balance of their account from the Company in cash instead of stock.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Financial Condition at September 30, 2006 and June 30, 2007 (Continued)
The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At June 30, 2007 the Company had repurchased 93,855 shares of its common stock. The program continues until completed or terminated by the Board of Directors.
Retained earnings increased by $1,041,800 to $15.2 million at June 30, 2007 from $14.2 million at September 30, 2006. The increase is primarily attributable to the Company’s earnings of $1,267,650 during the nine month period ended June 30, 2007, reduced by $299,300 in dividends declared during the period and a $73,450 recovery of prior charges to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At June 30, 2007 the Company’s capital amounted to $19.9 million, which as a percentage of total assets was 18.45%. The Company and the Association are both required to meet certain capital requirements as established by the OTS. At June 30, 2007, all capital requirements were met.
Asset Quality
The Company’s level of non-performing loans, consisting of loans past due 90 days or more, amounted to $1,525,100 or 1.98% as a percentage of loans outstanding at June 30, 2007. Non-performing loans amounted to $666,400 or 0.86% as a percentage of loans outstanding at September 30, 2006. At June 30, 2007, non-performing loans consisted of one residential construction loan amounting to $103,050, one lot loan totaling $25,050, and two residential land loans (including second mortgages on both) amounting to $1,397,000. The construction loan and the lot loan are with one builder and the land loans are all from the same developer. The collateral for the land loans includes both undeveloped tracts and residential lots valued at $4.8 million. Foreclosure proceedings have commenced on all of the non-performing loans outstanding at June 30, 2007. We believe that the fair market value of all these properties is higher than the outstanding loan balances and we will not incur a loss on the ultimate disposition of these loans. All of the loans have been placed on non-accrual status.
Non-performing assets also includes real estate acquired through foreclosure. At June 30, 2007, foreclosed real estate included one residential building lot ($31,850) and a foreclosed commercial property ($1,003,800) which consisted of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest, North Carolina. While the commercial property’s location is considered highly desirable, the Company decided that an environmental assessment was necessary to properly market the tract due to the historical uses of the property. As a result, site assessment reports were filed with various state environmental agencies. Petroleum contamination and other trace elements consistent with operating a gas station and a truck maintenance facility over an extended period of time were found on parts of the property. The Company has obtained brownfields status for the site which should make the tract more attractive to prospective developers of the property. In addition, the Company obtained Trust Fund status for the site which will allow certain environmental cost to be reimbursed. Although the Company does not currently believe the contamination will have a detrimental effect on the potential development of the property, the agencies are expected to be able to assist the Company in determining the extent of any required clean-up and ongoing monitoring steps that will be required. The Company has set aside $150,000 at June 30, 2007 for such testing and clean-up activities. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property and no loss is expected on its ultimate sale. During the current quarter, the Company expensed $18,550 in environmentally related cost for this property. In addition, the Company believes it will be able to dispose of the residential lot without incurring a loss.
The Company had $19,950 in loan charge-offs during the nine months ended June 30, 2007. The Company’s loan loss allowance amounted to $1,152,550 at June 30, 2007 and management believes that it has sufficient allowances established to cover losses associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings.

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
The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key components which are a specific allowance for identified problem or impaired loans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan", and a formula allowance for the remainder of the portfolio under the provisions of SFAS No. 5, “Accounting for Contingencies.” Because the Company only originates loans secured by real estate, specific problem loans are graded using the standard regulatory classifications and are evaluated for impairment under SFAS No. 114 based upon the collateral’s fair value less estimated cost of disposal.
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
Comparison of Operating Results for the Three and Nine Months Ended June 30, 2007 and 2006
General. Net income for the three month period ended June 30, 2007 was $424,550, or $10,650 more than the $413,900 earned during the same quarter in 2006. Net income for the nine month period ended June 30, 2007 was $1,267,650, or $84,250 more than the $1,183,400 earned during the same period in 2006. As discussed below, changes in net interest income between the comparable periods combined with lower data processing expense and costs associated with holding foreclosed properties were primarily responsible for the change in net income during the current quarter and nine month period end June 30, 2007 when compared to the same periods a year earlier. In addition, changes to loan loss provisions, non-interest income, and other operating expenses also impacted operating results during the current quarter and nine months ended June 30, 2007 as compared to the same periods a year earlier.
Interest income. Interest income increased by $135,450 from $1,843,700 for the three months ended June 30, 2006 to $1,979,150 for the three months ended June 30, 2007. The increase in interest income resulted primarily from $5.8 million increase in the average balance of interest-earning assets outstanding between the quarters. Interest income increased by $653,000 from $5,225,050 for the nine months ended June 30, 2006 to $5,878,050 for the nine months ended June 30, 2007. The increase in interest income resulted from both a 53 basis point increase in the average yield on interest earning assets between the nine month periods and an increase of $6.0 million in the average balance of interest-earning assets outstanding between the periods. The Company’s yield on interest earning assets was 7.27% and 7.28% for the quarter and nine month period ended June 30, 2007; respectively, and 7.13% and 6.75% for the quarter and nine month period ended June 30, 2006; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant portion of the Company’s assets are able to re-price quickly when market rates influenced by Federal Reserve rate movements change.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Operating Results for the Three and Nine Months Ended June 30, 2007 and 2006
(Continued)
Interest Expense. Interest expense increased by $177,450 from $760,100 for the three months ended June 30, 2006 to $937,550 for the three months ended June 30, 2007. Interest expense increased by $607,600 from $2,131,700 for the nine months ended June 30, 2006 to $2,739,300 for the nine months ended June 30, 2007. The increases were the result of both an increase in the Company’s cost of funds between the periods and an increase in the average balance of deposits outstanding between the periods. The Company’s cost of funds increased by 58 basis points and 75 basis points for the three and nine month periods ended June 30, 2007; respectively, as compared to the same periods a year earlier.
As a result of overall higher market rates, the Company’s cost of funds increased from 3.79% and 3.56% for the quarter and nine month period ended June 30, 2006; respectively, to 4.37% and 4.31% for the quarter and nine month period ended June 30, 2007, respectively. The Company’s average balance of deposits outstanding increased by $4.5 million and $4.6 million for the three and nine month periods ended June 30, 2007, respectively, as compared to the same periods a year earlier.
Net interest income. Net interest income decreased by $42,000 from $1,083,600 for the three months ended June 30, 2006 to $1,041,600 for the three months ended June 30, 2007. Net interest income increased by $45,400 from $3,093,350 for the nine months ended June 30, 2006 to $3,138,750 for the nine months ended June 30, 2007. As explained above, the changes in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as changes in the level of interest earning assets and interest-bearing liabilities. The Company’s net interest margin was 4.01% and 4.05% for the current quarter and nine months ended June 30, 2007 versus 4.41% and 4.23% for the same quarter and nine month period a year earlier.
Provision for loan losses. The Company provided $37,500 and $130,000 in loan loss provisions during the current quarter and nine month period ended June 30, 2007; respectively, as compared to $50,000 and $145,000 during the three and nine month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company’s management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The Association’s loan portfolio has gradually trended towards a greater concentration of builder construction loans, land, and land development loans which generally involve a greater degree of credit risk and collection issues. Also, many of these types of loans involve lending relationships which are larger than what the Company has traditionally maintained. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during the last five years than what has historically been considered necessary. In addition, the Company has experienced an increased level of delinquent loans during more recent periods as compared to prior years. None of the provisions provided during the reported periods occurred due to the impairment of specific loans as required by SFAS No. 114.
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
Non-interest expense. Non-interest expense decreased by $31,600 to $373,550 for the three month period ended June 30, 2007 from $405,150 for the comparable quarter in 2006. Non-interest expense decreased by $38,350 to $1,136,600 for the nine month period ended June 30, 2007 from $1,174,950 for the same period a year earlier.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Non-interest expense (continued)
REO provisions and expense decreased by $17,900 during the current quarter and by $63,250 during the nine month period ended June 30, 2007 versus the same periods a year earlier as a result of environmental assessment activities associated with the Company’s foreclosed 3.81 acre tract on highway 98 outside of Wake Forest, North Carolina. The decrease in REO expense occurred because a significant portion of the assessment testing was performed during 2006 and this year the Company has primarily been waiting for eligibility approval for certain programs that will make it easier to market the property.
Data processing expense decreased by $4,850 and $25,950 during the current quarter and nine month periods ended June 30, 2007 and other operating expense decreased by $21,050 during the current quarter as compared to the same periods a year earlier because the Company completed a computer systems upgrade and conversion, resulting in certain upfront one-time charges as well as additional travel and training cost in the prior year. Other operating expense increased by $28,900 during the current nine month period ended June 30, 2007 over the same period a year earlier because of increased directors’ fees, contributions, and convention related expense.
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
During the nine month period ended June 30, 2007, cash and cash equivalents, a significant source of liquidity, increased by approximately $2.7 million. A net increase in deposits of $2.2 million and net cash provided by operating activities of $1.5 million were the primary factors which contributed to the increase in cash during the current nine month period. The purchase of US agency bonds amounting to $1.5 million was the most significant use of cash during the nine month period ended June 30, 2007. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.
Off-Balance Sheet Transactions
In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At June 30, 2007, the Association had outstanding loan commitments amounting to approximately $2.3 million. The undisbursed portion of construction loans amounted to $10.3 million and unused lines of credit amounted to $5.7 million at June 30, 2007.

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

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Future Reporting and Regulatory Requirements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on October 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.
In September, 2006, The FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial statements.
On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which is effective for the Company’s fiscal year ending September 30, 2007. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company does not believe the adoption of SAB 108 will have a material impact on its financial statements.

Wake Forest Bancshares, Inc.
June 30, 2007
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

Wake Forest Bancshares, Inc.
Dated August 13, 2007	By:	s/s Robert C. White
Robert C. White
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31	Certification of Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-