Form 10KSB
period 2007-09-30
WAKE FOREST BANCSHARES INC
filed 2007-12-21
CIK 1085175

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB
Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended September 30, 2007
Commission File Number: 000-25999
WAKE FOREST BANCSHARES, INC.
(Name of small business issuer in its charter)

United States of America	56-2131079
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation)
302 South Brooks Street
Wake Forest, North Carolina 27587
(Address of principal executive offices)
(919) 556-5146
(Issuer’s telephone number)
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The revenues for the issuer’s fiscal year ended September 30, 2007 were $7,933,850.
The issuer had 1,159,993 shares of common stock outstanding as of December 21, 2007. The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 15, 2007 was $8,093,400.
Documents Incorporated by Reference.
Portions of the registrant’s Annual Report to Stockholders for the year ended September 30, 2007 are incorporated by reference into Part II of this Form 10-KSB.
Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

PART I
FORWARD-LOOKING STATEMENTS
This document, including information incorporated by reference, contains, and future filings by Wake Forest Bancshares, Inc. (the “Company”) on Form 10-QSB and Form 8-K and future oral and written statements by the Company and its management may contain forward-looking statements about the Company and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders (attached to this document as Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•
the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute our products and services for products and services of our competitors;

•	our success in gaining regulatory approval of our products and services, when required;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of technological changes;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

ITEM 1. DESCRIPTION OF BUSINESS
General
Wake Forest Bancshares, Inc. is a federally-chartered stock holding company for Wake Forest Federal Savings & Loan Association (the “Association”), a federally-chartered stock savings and loan association which conducts business from its one office located in Wake Forest, North Carolina. The Company was formed on May 7, 1999 in connection with reorganization of the Association into the “two tier” mutual holding company structure. The Company is a majority-owned subsidiary of Wake Forest Bancorp, M.H.C., a federal mutual holding company (the “MHC”). The Association was founded in 1922 as a building and loan association. In 1982, the Association converted from a North Carolina chartered mutual savings and loan association to a federally-chartered mutual savings and loan association. During fiscal year 1996, the Association converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association. The Association is the Company’s sole subsidiary. The Association’s deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent permitted by law. At September 30, 2007, the Company had total assets of $107.4 million, total deposits of $85.7 million and total stockholders’ equity of $20.2 million.
The Company conducts no business other than holding stock in the Association, investing dividends received from the Association, repurchasing its common stock from time to time, and distributing dividends on its common stock to its shareholders.
The primary focus of the Association is to provide financing for single family housing in its market area of northern Wake County and southern Franklin County. The Association has concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. To a lesser extent, the Association invests in commercial real estate, land, multi-family residential and savings account loans. The Association also invests its excess funds primarily in Federal Home Loan Bank (“FHLB”) stock, Federal Home Loan Mortgage Corporation (“FHLMC”) stock, U.S. Treasury and Agency obligations, and other short term interest-bearing deposits. The Association’s principal sources of funds are deposits and principal and interest payments on loans. The principal source of income is interest on loans and investment securities. The Association’s principal expenses are interest paid on deposits and compensation and benefits.
The Association’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and interest expense on its interest-bearing liabilities, such as deposits. The Association also generates non-interest income such as service charges and other account fees, fees from sale of loans in the secondary market, and gains from sale of investments. The Association’s non-interest expenses primarily consist of compensation and benefits, occupancy expenses, data processing fees and other operating expenses. The Association’s results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at September 30, 2007. See “Regulation — Federal Banking Regulation — Capital Requirements.”
The Association is primarily engaged in the business of attracting retail deposits from the general public in the Association’s marketing area, and investing those deposits, together with other sources of funds, primarily in loans secured by one- to four-family residential real estate for retention in its loan portfolio. For further details, see below under “Lending Activities.”

Market Area and Competition
The Association is a community-oriented savings institution which primarily gathers deposits and originates one- to four-family residential mortgage loans and construction loans within its market area. The Association’s market area for deposit gathering and lending is concentrated in northern Wake County and southern Franklin County, North Carolina.
The Association’s market area has benefited from its close proximity to the “Research Triangle Park” which includes the cities of Chapel Hill, Durham and Raleigh. The commuting distance from the Research Triangle Park to the town of Wake Forest is approximately 15 miles. While most of the commercial development within the Research Triangle Park has been in Durham County, most of the residential development for the employees of the Research Triangle Park has taken place in Wake County. Northern Wake County is expected to benefit from the continued expansion of this area. Access to the Research Triangle Park is excellent due to the proximity of Interstate 540, which is just south of Wake Forest. The driving time between Wake Forest and the Research Triangle Park is about 20 minutes.
Currently, employment within the region varies, from a more high tech and service-oriented industry near the Research Triangle Park to a more agricultural/manufacturing base further away from the Research Triangle Park. The largest employers in the northern Wake County area include Embarq, Novo-Nordisk, and Mallinckrodt.
The population of the Association’s market area has grown rapidly during the last decade and is expected to continue its growth over the next ten years. Based on information provided by the Wake Forest Chamber of Commerce, the town of Wake Forest’s population was 12,588 in 2000 and grew 77.34% to 22,324 in 2007. Residential households totaled 8,322 in Wake Forest in 2007. The median and average household incomes in Wake Forest were $74,660 and $90,200, respectively, in 2007. Wake County’s population was estimated at 817,000 in 2007 and Franklin County’s population was estimated at 54,500 in 2005.
The Association faces substantial competition for both the deposits it accepts and the loans it makes. Located within the Wake Forest area are branch offices of twelve other depository institutions, ten of which are commercial banks and two are large credit unions. The Association also encounters significant competition for deposits from commercial banks, savings banks, savings and loan associations and credit unions located in the Raleigh-Durham area. Due to the Association’s size relative to its competitors, the Association offers a more limited product line, with an emphasis on product delivery and customer service. The Association competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. The Association, as well as its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities’ actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than the Association, but which have not generally engaged in lending activities in the Association’s market area in the past. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See “Regulation.”
Lending Activities
Loan Portfolio Composition. The Association’s loan portfolio consists primarily of conventional one- to four-family first mortgage loans and construction loans. To a lesser extent, the Association also makes multi-family residential loans, commercial real estate loans, land loans, and loans secured by savings accounts at the Association.
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

The following table sets forth the composition of the Association’s mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	2007		2006
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in Thousands)
Type of loans:
One- to four-family residential	$25,467	33.43%	$24,256	31.65%
Multi-family residential	354	0.46	427	0.56
Commercial real estate	11,532	15.14	12,426	16.21
Land	14,244	18.70	14,605	19.06
Residential construction	33,388	43.83	36,900	48.15
Equity line mortgages	1,886	2.48	2,328	3.04
Savings Account	143	0.19	180	0.23

	87,014	114.23%	91,122	118.90%

Less:
Deferred loan fees	106	0.13%	104	0.13%
Undisbursed portion of loans in process	9,549	12.54	13,341	17.41
Allowance for loan losses	1,187	1.56	1,042	1.36

	10,842	14.23	14,487	18.90

Total loans receivable, net	$76,172	100.00%	$76,635	100.00%

Loan Maturity. The following table shows the contractual maturity of the Association’s loans at September 30, 2007. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $36.7 million and $42.6 million for the years ended September 30, 2007 and 2006, respectively.

	At September 30, 2007
							Savings
	Residential	Residential	Commercial		Residential	Equity Line	Account
	1-4 Family	Multi-family	Real Estate	Land	Construction	Mortgages	Loans	Total
	(In Thousands)
Contractual maturity:
One year or less	$388	$—	$1,335	$5,249	$33,388	$—	$92	$40,452

After one year:
1 to 3 years	637	—	799	5,187	—	—	51	6,674
3 to 5 years	121	—	65	432	—	—	—	618
5 to 10 years	751	—	433	757	—	556	—	2,497
10 to 20 years	6,959	—	3,029	2,619	—	1,330	—	13,937
Over 20 years	16,611	354	5,871	—	—	—	—	22,836

Total after one year	25,079	354	10,197	8,995	—	1,886	51	46,562

Total amount due	25,467	354	11,532	14,244	33,388	1,886	143	87,014
Undisbursed loans	—	—	—	—	(9,549)	—	—	(9,549)

Loans outstanding	$25,467	$354	$11,532	$14,244	$23,839	$1,886	$143	$77,465

The following table sets forth the dollar amounts in each loan category at September 30, 2007 that are contractually due after September 30, 2008, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After September 30, 2008
	Fixed	Adjustable
	Rates	Rates	Total
	(Dollars in Thousands)
One-to-four family residential	$8,946	$16,132	$25,078
Multi-family residential	354	—	354
Commercial real estate	201	9,997	10,198
Land	30	8,965	8,995
Residential construction	—	—	—
Equity line mortgages	—	1,886	1,886
Savings account loans	51	—	51

	$9,582	$36,980	$46,562

Origination, Purchase, Sale and Servicing of Loans. The Association’s lending activities are conducted through its office in Wake Forest, North Carolina. The Association originates both adjustable-rate mortgage loans and fixed-rate mortgage loans. Adjustable-rate mortgage loans and fixed-rate mortgage loans carry maximum amortizations of 30 years. The Association’s ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. The Association currently holds for its portfolio all the adjustable rate loans it originates. The Association has a correspondent lending program with a large national mortgage company and sells a portion of its longer-term fixed rate residential mortgage loans in the secondary market. Loans sold through the program are sold servicing released and typically will be 15 and 30 year fixed-rate loans. The Association does not service loans for others and has no current plans to begin such activities. From time to time, the Association purchases participations in mortgage loans originated by other institutions or affordable housing consortiums. The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Association’s underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors.
One- to Four-Family Mortgage Lending. The Association offers both fixed-rate and adjustable-rate mortgage loans, with amortizations of up to 30 years. These loans are secured by one- to four-family residences, which generally are owner-occupied. Substantially all such loans are secured by property located in northern Wake County and southern Franklin County, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities. See “-Origination, Purchase, Sale and Servicing of Loans.”
At September 30, 2007, the Association’s total loans were $76.2 million, of which $25.5 million or 33.43% were one-to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at September 30, 2007, 35.29%, or $9.0 million, were fixed-rate loans and 64.71%, or $16.5 million, were adjustable-rate loans. The Association offers three-, five-, and seven-year balloon loans, which are either called or modified based on the Association’s interest rates currently in effect at the balloon date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the balloon date and the rate is adjusted to the Association’s current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations throughout this document, such loans are considered to be adjustable. Such loans involve risks similar to more traditional adjustable rate loans because the Association modifies the loan documents at the end of the three-, five-, and seven-year terms to adjust for rates currently offered by the Association for similar loans being originated on such dates. The loans are not generally underwritten again at modification unless the Association is aware of collateral or ability-to-pay issues.

In view of its operating strategy, the Association adheres to its Board approved underwriting guidelines for loan origination, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. As a result, such underwriting guidelines in certain lending situations are less rigid than comparable Federal National Mortgage Association (“Fannie Mae”) or FHLMC underwriting guidelines. The Association’s loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government-sponsored enterprises such as Fannie Mae or FHLMC. The Association sells certain residential loans in the secondary market through a correspondent lending program which requires that the Association originate such loans utilizing the standard secondary market underwriting requirements. Unless sold in the secondary market, the Association’s policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan unless private mortgage insurance is obtained. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Association’s fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses.
Construction Lending. The Association originates loans for construction to local real estate contractors in its market area, generally with whom it has an established relationship and to individuals for construction of one- to four-family residences. The Association’s construction loans primarily have been made to finance the construction of one- to four-family residential properties which will generally be owner-occupied. These loans are generally indexed to the prime rate (“Prime”) with maturities of six to nine months, and allow for extensions with Board approval. The Association’s policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property or the cost of construction, whichever is less, for construction of one-to four-family residences. All construction loans are subject to the limitation on loans to one borrower and the Association considers the location of the proposed construction in order to avoid over-concentration in a single area. Prior to making a commitment to fund a construction loan, the Association requires an independent appraisal of the property by a state-certified appraiser if the requested amount exceeds $125,000. The Association’s Chairman of the Board generally inspects each project at the commencement of construction and throughout the term of the construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant based upon a percentage of completion. At September 30, 2007, the Association had $23.8 million (net of undisbursed loan funds of $9.5 million) of residential construction loans which amounted to 31.29% of the Association’s net loans outstanding. The largest residential construction loan in the Association’s portfolio at September 30, 2007 was $818,300, is secured by a single family residence under construction and is performing according to its terms.
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
The Association also originates construction loans on commercial properties. The underwriting requirements are similar to those required for construction loans on residential properties. However, the loan to value may not exceed 75% of the property’s appraised value, certain debt service and income ratios are considered, and financial projections and business plans are reviewed. At September 30, 2007, the Association had no commercial construction loans outstanding.

Construction loans are generally considered to involve a higher degree of credit risk than one- to four-family residential mortgage loans because circumstances outside the borrower’s control may adversely affect the market value of the property. The Association has attempted to minimize these risks by, among other things, limiting the extent of its construction lending as a proportion of lending and by limiting its construction lending to primarily residential properties. In addition, the Association has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Association will do business to its existing market and by working with builders with whom it has established relationships. It is also the Association’s general policy to obtain personal guarantees from the principal of its corporate borrowers on its construction loans.
Commercial Real Estate Mortgage Lending. The Association originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings, located in the Association’s market area as well as a significant number of church loans. The Association’s underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property and (ii) the Association’s current loans to one borrower limit. These loans are generally originated with amortization periods of up to 30 years with (i) a three-, five-, or seven-year balloon, or (ii) prime based loans. The Association’s underwriting standards and procedures for these loans are similar to those applicable to its construction lending, whereby the Association considers factors such as the borrower’s expertise, credit history and profitability. At September 30, 2007, the Association’s commercial real estate mortgage portfolio was $11.5 million, or 15.14% of total loans outstanding. The largest commercial real estate loan in the Association’s portfolio at September 30, 2007 was $1.6 million and is secured by a local church.
Mortgage loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. This risk is attributable to the uncertain realization of projected income-producing cash flows which are affected by vacancy rates, the ability to maintain rent levels against competitively-priced properties and the ability to collect rent from tenants on a timely basis. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property’s income and debt service ratio.
Equity Lines and Commercial Lines of Credit. The Association originates equity line loans on one- to four- residential properties and line of credit loans on commercial real estate and residential land. The Association’s underwriting policies require that equity line loans on one- to four- residential properties be secured by real estate where the Association may or may not have the first mortgage on the property. The equity line loans on one- to four- residential properties may be made in amounts up to 80% of the appraised value or adjusted tax value of the property, and take into consideration any outstanding first mortgage liens in determining the loan-to-value ratio. Equity line loans are originated at Prime plus 1% and adjust for changes in prime thereafter on the first day of the month following a change in Prime. The terms on the equity line loans on one- to four- residential properties are for a period of 15 years. At September 30, 2007, the Association’s equity line portfolio was $1.9 million, or 2.48% of total loans outstanding.
The risks associated with equity line loans on one- to four- residential properties are generally similar to the risks associated with other forms of single-family residential lending due to the loan to value limits placed on such loans. The lines are revolving and may or may not be fully disbursed at any given time. The Association’s underwriting policies require that commercial lines of credit be secured by real estate where the Association has a first mortgage position. Commercial lines of credit are made in amounts up to 75% of the appraised value of developed real estate or 65% of the appraised value of undeveloped land. Commercial lines of credit are made with terms of between 3 and 30 years at generally prime plus 1%, with adjustments to Prime made on the first day of the month following a change in Prime. The risks associated with lines of credit on real estate are substantially the same as the risks described above on the Association’s other forms of commercial real estate lending.

Other Mortgage Lending. The Association also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for speculative purposes and a minor amount of farm land. Multi-family loans generally consist of residential properties with more than four units, typically apartment complexes, in which the Association has a participating interest through an affordable housing consortium. The Association does not solicit such loans which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers or to fulfill commitments to affordable housing consortiums. At September 30, 2007, the Association’s total land loan portfolio was $14.2 million or 18.70% of total loans outstanding and its multi-family loan portfolio was $354,100 or 0.46% of total loans outstanding.
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
The Association originates multi-family residential loans with both fixed and adjustable interest rates which vary as to maturity. Such loans are typically income-producing investment loans. Loan to value ratios on the Association’s multi-family residential loans are generally limited to 75%. As part of the criteria for underwriting these loans, the Association’s general policy is to obtain personal guarantees from the principals of its corporate borrowers.
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
Savings Account Loans. The Association offers loans secured by savings accounts at the Association. Interest rates charged on such loans are set at competitive rates, taking into consideration the amount and term of the loan and are available in amounts up to 95% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Association’s Board of Directors. At September 30, 2007, the Association’s savings account loan portfolio totaled $143,200 or 0.19% of total loans outstanding.
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
For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit reporting agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required, which appraisal currently is performed by an independent appraiser designated and approved by the Association. Loans of up to $125,000 may be approved by the Association’s loan officers using property tax values and drive-by appraisals. The Board annually approves the independent appraisers used by the Association and approves the Association’s appraisal policy. It is the Association’s policy to obtain title and hazard insurance on all real estate loans. In connection with a borrower’s request for a renewal of a mortgage loan, the Association evaluates the borrower’s ability to service the renewed loan applying an interest rate that reflects prevailing market conditions. The current value of the underlying collateral property is considered and the Association reserves the right to reappraise the property.

Asset Quality
Non-Performing Loans. Loans are considered non-performing if they are in foreclosure or are 90 or more days delinquent. Management and the Board of Directors perform a monthly review of all delinquent loans. The actions taken by the Association with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Association’s policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 30th day of delinquency. The Association’s policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Association attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Association’s general policy to place all loans which are 90 days past due on nonaccrual status through the establishment of a reserve for uncollected interest unless collectibility of all delinquent interest is assured. Exceptions to placing a loan on non-accrual status are made when the loan officer or management believe that no loss will be incurred on such loan. Any such exceptions are reported to the Board of Directors on a monthly basis. Circumstances under which such an exception may be granted include when the underlying property is being actively marketed for sales, when a sales contract has been executed and is pending closing or when the Association and the borrower are actively negotiating a work-out schedule and all such interest is considered collectible.
The Association, as part of its loan review process, including the decision whether to place a loan on nonaccrual status, attempts to determine the underlying cause of the borrower’s delinquency and ability to repay the loan. The Association has been able to take this approach because it is a relatively small institution and its problem loans have been historically insignificant as a percentage of the Association’s total loan portfolio. As the Association grows, it may be necessary for the Association to take a more rigid approach and automatically place loans on non-accrual status upon becoming 90 days or more past due and evaluate only those loans that trigger certain mechanisms that might indicate that an exception is warranted. However, management believes that its current approach keeps it better informed as to the progress of a problem loan and its underlying difficulties and that its non-accrual policy results in an accurate depiction of loans that are collectible or likely to result in a loss. There can be no assurances that the Association will be able to maintain its problem loans at or below historical levels.
Non-Accrual and Other Past Due Loans. The following table sets forth information regarding non-accrual loans, other past due loans and real estate owned. There were no troubled debt restructurings at any of the dates presented below.

	At or For the Year
	Ended September 30,
(Dollars in Thousands)	2007	2006
Nonaccrual loans	$596	$666
Accruing loans past due 90 days or more	—	—

Total non-performing loans	$596	$666

Allowance for loan losses	$1,187	$1,042

Real estate owned, net	$1,004	$1,004

Ratios:
Non-accrual loans to total loans	0.77%	0.86%
Non-performing loans to total loans	0.77%	0.86%
Non-performing loans and real estate owned to total assets	1.49%	1.60%
Allowance for loan losses to:
Non-accrual loans	199.37%	156.44%
Non-performing loans	199.37%	156.44%
Total loans	1.54%	1.34%
Contractual interest income that would have been recognized on nonaccrual loans	$26	$11
Actual interest income recognized	—	—

Interest income not recognized	$26	$11

Classified Assets. Federal regulations and the Association’s Classification of Assets Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as “Special Mention,” “Substandard,” “Doubtful” or “Loss” assets. An asset is considered “Substandard” if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”
When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for loan losses in an amount deemed prudent by management. Allowance for loan losses represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or proportions thereof, as “Loss,” it is required either to establish a specific allowance for loan losses equal to 100% of the amount of the asset so classified or to charge off such amount.
A savings institution’s determination as to the classification of its assets and the amount of its allowance for loan losses is subject to review by the OTS, which can order the establishment of additional allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.
While the Association believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Association’s loan portfolio as part of a future regulatory examination, will not request the Association to materially increase its allowance for loan losses, thereby negatively affecting the Association’s financial condition and earnings at that time. Although management believes that adequate allowance for loan losses have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific or allowance for loan losses may become necessary.
The Association’s management reviews and classifies the Association’s assets quarterly and reports the results to the Association’s Board of Directors on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. The Association had $1,599,437 of assets classified as “Substandard” at September 30, 2007. The classified assets include six residential loans from the same borrower totaling $595,650 and a foreclosed commercial tract amounting to $1,003,800. The loans classified “Substandard” at September 30, 2007 were comprised of two residential property loans totaling $115,450, three residential construction loans totaling $455,100 from the same builder on partially completed homes, and one residential developed lot loan totaling $25,100. The Association has established specific reserves on two of the residential construction loans totaling $27,500. At this time, the Company believes that the fair market value of all other properties is higher than the outstanding loan balances and no loss on the ultimate disposition of these loans is expected. All of the loans classified as “Substandard” have been placed on non-accrual status.
At September 30, 2007, the foreclosed commercial property consisted of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest, North Carolina. While the commercial property’s location is considered highly desirable, the Company decided that an environmental assessment was necessary to properly market the tract due to the historical uses of the property. As a result, site assessment reports were filed with various state environmental agencies. Petroleum contamination and other trace elements consistent with operating a gas station and a truck maintenance facility over an extended period of time were found on parts of the property. The Company has obtained North Carolina Brownfields status (an environmental program that assists in the re-development of contaminated sites) for the property which should make the tract more attractive to prospective developers. In addition, the Company obtained Trust Fund status for the site which will allow certain environmental cost to be reimbursed. Although the Company does not currently believe the contamination will have a significant detrimental effect on the potential development of the property, the state environmental agencies are assisting the Company in determining the extent of any required clean-up and ongoing monitoring steps that will be required. The Company has set aside $185,000 at September 30, 2007 for such testing and clean-up activities. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property and no loss is expected on its ultimate sale. During 2007, the Company expensed $100,800 in environmentally related cost for this property.
The Association also had four loans amounting to $1,388,650 classified as “Special Mention”. The loans classified as “Special Mention” consists of a four loans on undeveloped residential tracts in Franklin County from the same borrower.
Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the Association’s loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, geographic and lending concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association’s underwriting policies.
At September 30, 2007, the Association’s allowance for loan losses was $1,187,550, or 1.54% of total loans, as compared to $1,042,500 or 1.34% of total loans at September 30, 2006. The Association had non-performing loans of $595,650 and $666,350 at September 30, 2007 and September 30, 2006, respectively. The Association provided $165,000 in additional loan loss provisions during 2007. During the current year, the Association charged off $19,950 of non-performing loans. The Association provided $192,500 in additional loan loss provisions during 2006 and did not charge off any loans during that period. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Various regulatory agencies, as an integral part of their examination process, periodically review the Association’s allowance for loan losses. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.
Real Estate Owned. Property acquired by the Association as a result of foreclosure on a mortgage loan is classified as real estate owned (“REO”) and is initially recorded at the fair value of the property at the date of acquisition, establishing a new cost basis with any resulting write-down charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established if the cost of a property exceeds its current fair value less estimated sales costs. The Association obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Association will generally reassess the value of real estate owned at least quarterly thereafter.
During 2007, the Association reported a loss of $3,600 from the sale of $297,500 in foreclosed properties and incurred $107,750 in foreclosure related expenses from holding foreclosed properties. During 2006, the Association did not report any gains or losses from the sale of foreclosed property but incurred $170,500 in foreclosure related expenses from holding foreclosed properties. The policy for loans secured by real estate, which comprise the bulk of the Association’s portfolio, is to establish loss reserves in accordance with the Association’s asset classification process, based on GAAP. At September 30, 2007, the Association had one piece of REO totaling $1,003,800 on a convenience store and adjacent tract of land as described above.

The following table sets forth activity in the Association’s allowance for loan losses and the allowance for losses on real estate owned at or for the periods indicated.

	For the Year Ended September 30,
	2006	2005
Allowance for loan losses:	(Dollars in Thousands)
Balance at beginning of year	$1,042	$850
Provision for loan losses	165	192
Charge-offs	(20)	—
Recoveries	—	—

Balance at end of year	$1,187	$1,042

Ratio of net charge-offs to average loans outstanding	0.03%	0.00%

Accruing loans past due 90 days or more	$—	$—

Allowance for losses on real estate owned:
Balance at beginning of year	$—	$—
Provision for loan losses	—	—
Charge-offs	—	—
Recoveries	—	—

Balance at end of year	$—	$—

The following table sets forth the Association’s allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	2007			2006
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Each		Allowance	Each
	Allowance	to Total	Category to	Allowance	to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family residential	$170	14.32%	32.78%	$150	14.40%	31.09%
Multi-family residential	5	0.42	0.46	7	0.67	0.55
Commercial real estate	175	14.74	14.91	155	14.88	16.00
Land	180	15.16	18.41	155	14.88	18.80
Residential construction	632	53.24	30.82	550	52.78	30.33
Equity line mortgages	25	2.11	2.44	25	2.40	3.00

Total mortgage loans	1,187	100.00	99.82	1,042	100.00	99.77
Savings account loans	—	—	0.18	—	—	0.23

Total allowance for loan losses	$1,187	100.00%	100.00%	$1,042	100.00%	100.00%

Investment Activities
The Association’s investment policy permits it to invest in FHLMC stock, FHLB of Atlanta stock, U.S. government obligations, certain securities of various government-sponsored agencies, certificates of deposit of insured banks and savings institutions, federal funds, and overnight deposits at the FHLB of Atlanta. At September 30, 2007, the Association held FHLMC stock with an amortized cost of $8,000 and a current market value of $481,150 and FHLB stock with a cost and market value of $191,400. At September 30, 2007, the Association held $27.3 million in investments, including short-term interest earning deposits.

The following table sets forth activity in the Association’s investments portfolio for the periods indicated:

	For the Year Ended
	September 30
	2007	2006
	(In Thousands)

Amortized cost at beginning of period	$23,273	$21,821
Purchases/(Maturities or Sales), net	3,507	1,452
Premium and discount amortization, net	—	—

Amortized cost at end of period	26,780	23,273
Net unrealized gain (1)	492	533

Total securities, net	$27,272	$23,806

(1)
The net unrealized gain at September 30, 2007 and 2006 relates to available for sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Association’s securities portfolio to the “Carrying Cost,” as reflected in the Statements of Financial Condition.

Amortized cost and fair value of the Association’s investments at the dates indicated are as follows:

	At September 30,
	2007		2006
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Held to maturity:
Other debt securities	$—	$—	$—	$—

Total held to maturity	—	—	—	—

Available-for-Sale:
Debt securities	1,500	1,519	—	—
Equity securities (1)	8	481	8	541

Total available-for-sale	1,508	2,000	8	541

Short-term certificates of deposit	4,158	4,158	990	990
FHLB Overnight deposits	20,923	20,923	22,077	22,077

Federal Home Loan Bank Stock	191	191	198	198

Total investments, net (2)	$26,780	$27,272	$23,273	$23,806

(1)	Equity securities consist of FHLMC common stock.

(2)	The difference between “Amortized Cost” and “Fair Value” represents net unrealized gains at September 30, 2007 and 2006 on available for sale securities in accordance with SFAS No. 115.
Sources of Funds
General. Deposits, loan and security repayments and prepayments and cash flows generated from operations are the primary sources of the Association’s funds for use in lending and for other general purposes.
Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association’s deposits consist of regular (passbook) savings accounts, NOW accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. Certificates of deposit are offered with maturities of up to 60 months. At September 30, 2007, the Association’s core deposits (which the Association considers to consist of NOW accounts, money market deposit accounts and regular savings accounts) constituted 31.92% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association’s deposits are obtained predominantly from the areas located near its office location. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Association’s ability to attract and retain deposits. The Association does not use brokers to obtain deposits.

The following table presents the deposit activity of the Association for the periods indicated.

	For the Year Ended September 30,
	2007	2006
	(In Thousands)
Total deposits at beginning of period	$83,978	$80,905
Net (decrease) before interest credited	(1,322)	704
Interest credited	3,003	2,369

Total deposits at end of period	$85,659	$83,978

At September 30, 2007, the Association had $26.5 million in jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:

		Weighted
	Amount	Average Rate
	(Dollars in Thousands)
Maturity Period:
Within three months	$2,790	4.87%
After three but within six months	5,212	5.14
After six but within twelve months	7,522	5.02
After twelve months	11,022	4.78

Total	$26,546	4.93%

The distribution of the Association’s deposits and the related weighted average interest rates are as follows:

	At September 30,
	2007			2006
		Percent	Weighted		Percent	Weighted
		of Total	Average		of Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in Thousands)
Passbook accounts	$2,512	2.93%	1.75%	$2,703	3.22%	2.00%
MMDA accounts	21,224	24.78%	4.04%	22,290	26.54%	4.38%
NOW accounts	2,524	2.95%	1.67%	2,229	2.65%	1.80%
Noninterest-bearing accounts	1,082	1.26%	0.00%	1,753	2.09%	0.00%
Certificate accounts	58,317	68.08%	4.79%	55,003	65.50%	4.38%

Totals	$85,659	100.00%	4.45%	$83,978	100.00%	4.14%

The following table presents the amount of certificate accounts outstanding by maturity date at the dates indicated:

	September 30,
	2007	2006
Maturity Period	Dollars in Thousands
2007	$—	$35,263
2008	35,318	9,275
2009	13,783	2,089
2010	7,407	7,602
2011	841	774
2012	968	—

	$58,317	$55,003

Borrowings. The Association historically has not used borrowings as a source of funds. However, the Association may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Association’s mortgage loans and secondarily by the Association’s investment in capital stock of the FHLB. See “Regulation—Federal Banking Regulation—Federal Home Loan Bank System.” Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At September 30, 2007, neither the Company nor the Association had any borrowings outstanding.
Personnel
As of September 30, 2007, the Company had no employees who were compensated through the Company.
As of September 30, 2007, the Association had 11 employees, nine of which were full-time employees. In the last three years, the Association has experienced a low turnover rate among its employees and, as of September 30, 2007, ten of the eleven employees had been with the Association for more than 5 years and 6 had been with the Association more than 10 years. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good. See Part III, Item 10 “Executive Compensation” for a description of certain compensation and benefit programs offered to the Association’s employees.
REGULATION
General
The Company and the MHC, as savings and loan holding companies, are regulated, examined and supervised by the OTS. The Association, as a federal stock savings and loan association, is subject to regulation, examination and supervision by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. Each of the Company, the MHC and the Association must file reports with the OTS concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. The Company is also required to file reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws.
Any change in the laws and regulations applicable to the Company, the MHC or the Association, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the MHC and the Association and their operations and stockholders.

Federal Savings Association Regulation
Activity Powers. The Association derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS thereunder. Under these laws and regulations, the Association may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Association may also establish service corporations that may engage in activities not otherwise permissible for the Association, including certain real estate equity investments and securities and insurance brokerage activities. The Association’s authority to invest in certain types of loans or other investments is limited by law and regulation.
Loans-to-One-Borrower Limitations. Under the HOLA, the Association is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Association’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed 15% of the Association’s unimpaired capital and surplus. The Association may lend additional amounts up to 10% of its unimpaired capital and surplus if the loans or extensions of credit are fully secured by readily-marketable collateral. The Association currently complies with these loans-to-one-borrower limitations.
Qualified Thrift Lender Test. Under the HOLA, the Association must comply with the qualified thrift lender, or “QTL,” test. Under the QTL test, the Association is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loan, student loans and small business loans) in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, the Association’s total assets less the sum of:
•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct business.
The Association may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. The Association met the QTL test at September 30, 2007, and in each of the prior 12 months, and therefore is a “qualified thrift lender.” For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.
If the Association fails the QTL test and is unable to correct the failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.
Capital Requirements. OTS regulations require federally chartered savings associations to meet three minimum capital standards:
(1)	a tangible capital ratio requirement of 1.5% of tangible capital to adjusted total assets;

(2)
a leverage ratio requirement of 3% of core capital to such adjusted total assets for savings associations that have been assigned the highest composite rating under the Uniform Financial Institutions Ratings System and 4% or more for savings associations that have not been assigned the highest composite rating; and

(3)
a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Association, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Association’s risk profile. At September 30, 2007, the Association exceeded each of its capital requirements with a tangible capital ratio of 18.59%, leverage capital ratio of 18.59% and total risk-based capital ratio of 30.03%.
Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Association nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of the Association, to assess the Association’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by the Association.
CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:
•	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment areas; and

•	a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development service.
The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association received a “Satisfactory” CRA rating in its most recent examination. OTS regulations also require that we publicly disclose certain agreements that are in fulfillment of CRA. [We have no such agreements in place at this time.]
Transactions with Affiliates. The Association’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the Federal Reserve Board (“FRB”), as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. In general, transaction with affiliates (which, for the Association, would generally include the Company, the MHC and their subsidiaries) must be on terms which are as favorable to the Association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Association. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. The OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.
Loans to Insiders. The Association’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O issued by the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Association’s Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Association, that is subject to the insider lending restrictions of Section 22(h) of the FRA.
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
In addition, OTS regulations require an institution that has been given notice by the OTS that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Association’s ability to make capital distributions, including cash dividends. A savings association that is the subsidiary of a savings and loan holding company, such as the Association, must file a notice with the OTS at least 30 days before making a capital distribution. However, the Association must file an application for the OTS’s prior approval of the proposed capital distribution if the total amount of all capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Association’s net income for that year plus the Association’s retained net income for the previous two years.
The OTS may disapprove a notice or application if:
•	the Association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
Liquidity. The Association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation, in accordance with OTS regulations.
Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, including restrictions on growth of assets and other forms of expansion. For this purpose, a savings association would be placed in one of the following five categories based on the association’s capital:
•	well-capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.

As of September 30, 2007, the Association met the criteria for being considered “well-capitalized” by the OTS.
Insurance of Deposit Accounts. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund (the “SAIF”) to form the Deposit Insurance Fund (the “DIF”) on March 31, 2006. The Association is a member of the DIF and pays its deposit insurance assessments to the DIF.
Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Assessment rates currently range from five to 43 basis points of deposits. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.
The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. This one-time credit may be used to offset 100% of the 2007 deposit insurance assessment, and any remaining credit can be used to offset up to 90% of the 2008 deposit insurance assessment. The Association’s credit will fully offset its 2007 deposit insurance assessment as well as a portion of its 2008 deposit insurance assessment.
In addition, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. The assessment rate is adjusted quarterly and is 0.0114% of insured deposits for the fourth quarter of 2007 and the first quarter of 2008. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.
Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of the twelve regional FHLBs making up the FHLB System. Each member of the FHLB of Atlanta is required to maintain a minimum investment in FHLB of Atlanta Class B stock consisting of the sum of a “membership” stock component and an “activity-based” stock component. Currently, a member’s membership stock requirement is 0.18% of the member’s total assets, up to a maximum of $25 million. A member’s activity-based stock requirement is the sum of (1) 4.5% of the outstanding principal balance of advances from the FHLB of Atlanta to the member, (2) a percentage (which is currently 0%) of any outstanding balance of any assets sold by the member to the FHLB of Atlanta (other than pursuant to a master commitment executed before December 17, 2004) and (3) 8.0% of any outstanding targeted debt/equity investment, such as Affordable Multi-Family Participation Program assets, sold by the member to the FHLB of Atlanta on or after December 17, 2004. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.
FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and also could result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced or interest on future FHLB advances were increased, the Association’s net interest income would be adversely affected.
Federal Reserve System. FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). For the reserve maintenance period beginning December 20, 2007, a reserve of 3% is to be maintained against aggregate transaction accounts between $9.3 million and $43.9 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Association is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Association’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Anti-Money Laundering and Customer Identification
The Association is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
Among other requirements, Title III of the USA PATRIOT Act and related OTS regulations impose the following obligations on financial institutions:
•	Establishment of anti-money laundering programs;

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and

•
Prohibitions on correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on applications to acquire bank shares or assets under the Bank Holding Company Act of 1956, as amended (“BHCA”), and applications under the Bank Merger Act.
Under federal law, if a regulated institution, such as the Association, fails to establish and maintain a BSA compliance program, or fails to correct a previously identified problem with its program, the institution’s regulator, which, for the Association, is the OTS, is required to issue a formal cease and desist order. On July 19, 2007, the OTS and other federal bank regulatory agencies issued a Statement on Enforcement of Bank Secrecy Act/Anti-Money Laundering Requirements. The statement describes the circumstances under which the agencies will issue a cease and desist orders and clarifies that the agencies may take formal or informal enforcement actions to address other concerns related to BSA or anti-money laundering, depending on the facts.
Privacy Protection. The Association is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act (the “GLB Act”). These regulations require the Association to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Association to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, the Association is required to provide its customers with the ability to “opt-out” of having the Association share their nonpublic personal information with unaffiliated third parties.

The Association is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.
Holding Company Regulation
The Company and the MHC are unitary savings and loan holding companies within the meaning of the HOLA. As such, the Company and the MHC are registered with the OTS and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and the MHC and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.
Restrictions Applicable to the Company. Under the GLB Act, all unitary savings and loan holding companies organized after May 4, 1999, such as the Company, are prohibited from engaging in non-financial activities. Accordingly, the Company’s activities are generally restricted to:
•	furnishing or performing management services for a savings institution subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

•	holding or managing properties used or occupied by a savings institution subsidiary of such company;

•	acting as trustee under a deed of trust;

•	purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS;

•	any activity that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c)(8) of the BHCA, subject to receipt of the OTS’s prior approval;

•
any activity in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987, subject to compliance with the prior notice requirements applicable to such activities; and

•	any activity permissible for financial holding companies under Section 4(k) of the BHCA.
Permissible activities which are deemed to be financial in nature or incidental thereto under Section 4(k) of the BHCA include:
•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

•	financial, investment or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.;

•	merchant banking activities; and

•	portfolio investments made by an insurance company.
In addition, the Company cannot be acquired or acquire a company unless the acquirer or target (as the case may be) is engaged solely in financial activities.
In March 2007, the OTS proposed to amend its regulations to permit savings and loan holding companies, with the prior approval of the OTS, to engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHCA. Current regulations limit such authority to only those activities that the FRB has, by regulation, determined to be permissible under Section 4(c)(8) of the BHCA, as noted above. In addition, the OTS has proposed to state in its amended regulations that if any of such Section 4(c) activities are permissible under other provisions of the HOLA or are permissible for bank holding companies without prior FRB, then such activities are preapproved by the OTS. These proposed amendments to the OTS regulations are not yet final.
Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company, such as the MHC, may engage only in the following activities:
•	investing in the stock of a savings institution;

•
acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

•	merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

•
investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

•	the permissible activities described above for non-grandfathered savings and loan holding companies.
If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and it has a period of two years to cease any non conforming activities and divest any non-conforming investments.
Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits all savings and loan holding companies, directly or indirectly, from:
•	acquiring control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

•
acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association or holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA;

•
acquiring through merger, consolidation or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

•	acquiring control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).
A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:
•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•
if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

Federal Securities Laws
The Company’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.
North Carolina Corporation Law
The Company is incorporated under the laws of the State of North Carolina. Thus, the Company is subject to regulation by the State of North Carolina, and the rights of its stockholders are governed by the North Carolina General Statutes.
FEDERAL AND STATE TAXATION
Federal Taxation
General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company, the Association or the MHC. The Association was last audited for its taxable year ended September 30, 1993.
For federal income tax purposes, the Company and the Association report their income using a taxable year ending September 30 and the accrual method of accounting. The Company, the Association and the MHC file separate income tax returns and each reports its income on the same basis as the Association now reports its income. Because the MHC owns less than 80% of the outstanding common stock of the Company, the MHC and the Company are not permitted to file such returns on a consolidated basis. The Company and the Association may file their returns on a consolidated basis, but have elected to file separately. The Company and the Association have entered into a tax sharing agreement which governs the apportionment of taxable income between the entities. The Company, the MHC and the Association are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association’s tax reserve for bad debts discussed below.
Bad Debt Reserves. The Association, as a “small bank” (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to “qualifying loans,” which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Association’s taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Association recaptured (took into income) over a multi-year period a portion of the balance of its bad debt reserve as of September 30, 1988.

Distributions. To the extent that the Association makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from the Association’s “base year reserve,” i.e., its reserve as of September 30, 1988, and then from the Association’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Association’s income. Non-dividend distributions include distributions in excess of the Association’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Association’s current or accumulated earnings and profits will not be so included in the Association’s income.
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
Corporate Alternative Minimum Tax. The Code imposes an alternative minimum tax (“AMT”) on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Association’s AMTI is increased by an amount equal to 75% of the amount by which the Association’s adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Association does not expect to be subject to the AMT.
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
State Taxation
Under North Carolina law, the corporate income tax is 6.90% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of .0015 applied to the greatest of the institution’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.
ITEM 2. DESCRIPTION OF PROPERTY
The Company conducts its business through its sole office, located in Wake Forest, North Carolina. The Company owns the main office with net book value for property and equipment of $401,800 as of September 30, 2006. Management believes that the Company’s current facilities are adequate to meet the present and immediately foreseeable needs of the Company, the Association and the MHC. However, the Company may consider opening a branch office in the future. In the opinion of management, the Company’s main office is adequately covered by insurance.

			Net Book
	Leased or	Date	Value at
	Owned	Acquired	September 30, 2007
			(In Thousands)
Main Office 302 S. Brooks Street Wake Forest, NC 27587	Owned	1961	$297

ITEM 3. LEGAL PROCEEDINGS
At September 30, 2007, there were no legal proceedings to which the Company was a party or to which any of its property was subject, other than routine litigation that is incidental to the business of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Information relating to the market for Company’s common equity and related stockholder matters appears under “Common Stock Information” in the Company’s 2007 Annual Report to Stockholders, and is incorporated herein by reference.
Information relating to the payment of dividends by the Company appears under “Common Stock Information” in the Company’s 2007 Annual Report to Stockholders, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Company is considered a capital distribution from the Company to the stockholders, including the MHC, its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Company to pay a capital distribution. See Part 1, Item 1—“Description of Business—Regulation—Limitation on Capital Distributions.”
The Association’s dividend payout ratios were 23.76% and 21.31% and the average equity to average asset ratios were 18.15% and 17.75% for years ended September 30, 2007 and 2006, respectively. For all of 2007 and 2006, the MHC elected to forego the receipt of its dividends from the Company.
The following table sets forth the aggregate information of our equity compensation plans in effect as of September 30, 2007.

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans

Equity compensation plans approved by security holders	—	$—	14,030
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	(1)14,030

(1)
Reflects 13,500 shares reserved for future grant under the Company’s Option Plan. This also reflects 530 shares reserved for future awards under the Company’s Recognition and Retention Plan which are held by the RRP Trust.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The information required for this item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis” in our 2007 Annual Report to Stockholders.
ITEM 7. FINANCIAL STATEMENTS
The following financial statements are incorporated by reference to the indicated pages of our 2007 Annual Report to Stockholders.

		Page(s) in
		Annual Report
•	Report of Independent Registered Public Accounting Firm	16

•	Consolidated Statements of Financial Condition, September 30, 2007 and 2006	17

•	Consolidated Statements of Income, Years Ended September 30, 2007 and 2006	18

•	Consolidated Statements of Stockholders’ Equity, Years Ended September 30, 2007 and 2006	19-20

•	Consolidated Statements of Cash Flows, Years Ended September 30, 2007 and 2006	21-22

•	Notes to Consolidated Financial Statements	23-35

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
Management, including the Company’s President and Chief Executive Officer and Principal Executive and Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Principal Executive and Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The information relating to directors and executive officers of the Company is incorporated herein by reference to the information in the Company’s 2008 Proxy Statement under the headings: “Election of Directors”; “Committees of the Board-Audit Committee”, “Section 16(a) Beneficial Ownership and Reporting Compliance” and “Code of Ethics”.
ITEM 10. EXECUTIVE COMPENSATION
The information relating to executive compensation is incorporated herein by reference to the information in the Company’s 2008 Proxy Statement under the headings: “Executive Compensation”; “Stock Options”; “Employment Agreements”; “Directors’ Compensation”; and “Benefits”.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Company’s 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information relating to certain relationships and related transactions is incorporated herein by reference to the information in the Company’s 2008 Proxy Statement under the headings “Transactions with Certain Related Persons”.
ITEM 13. EXHIBITS
2.1	Plan of Reorganization (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 8-A, filed with the SEC on May 7, 1999).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on May 7, 1999).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 8-A filed with the SEC on May 7, 1999 ).

4.3	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form 8-A filed with the SEC on May 7, 1999).

10.2 (a)
Employment Agreement with Robert C. White, President and Chief Executive Officer, December 26, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB for the fiscal year ended September 30, 2002, filed with the SEC on December 26, 2002).

10.2 (b)	Amended and Restated Employment Agreement with Robert C. White, President and Chief Executive Officer (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 20, 2007).

10.3 (a)
Employment Agreement with Billy B. Faulkner, Vice President (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the fiscal year ended September 30, 2002, filed with the SEC on December 26, 2002).

10.3 (b)	Amended and Restated Employment Agreement with Billy B. Faulkner, Vice President, (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 20, 2007).

10.4 (a)
Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-KSB for the fiscal year ended September 30, 1999 filed with the SEC on December 28, 1999).

10.4 (b)
Amendment No. 1 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4(b) of the Company’s Form 10-KSB for the fiscal year ended September 30, 2003 filed with the SEC on December 29, 2003).

10.4 (c)
Amendments No. 2 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4(c) of the Company’s Form 10-KSB for the fiscal year ended September 30, 2003 filed with the SEC on December 29, 2003).

10.4 (d)
Amendment No. 3 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4(d) of the Company’s Form 10-KSB for the fiscal year ended September 30, 2003 filed with the SEC on December 29, 2003).

10.4 (e)
Amendment No.4 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association (Incorporated by reference to Exhibit 10.4(e) of the Company’s Form 8-K filed with the SEC on August 19, 2005.)

10.5	Wake Forest Federal Savings & Loan Association 1997 Recognition and Retention Plan (Incorporated by reference to the Company’s Form S-8 filed with the SEC on July 27, 1999).

10.6	Wake Forest Federal Savings & Loan Association 1997 Stock Option Plan (Incorporated by reference to the Company’s Form S-8 filed with SEC on July 27, 1999).

10.7 (a)	Amended and Restated Retirement Plan for Board Members of Wake Forest Federal Savings & Loan Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on December 22, 2005).

10.7 (b)	Amended and Restated Retirement Plan for Board Members of Wake Forest Federal Savings & Loan Association: Amended and Restated Section III, Articles 3.2, 3.3, and 3.5.

13.1	2006 Annual Report to Stockholders.

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant (Incorporated by reference to Part 1 — “General” and “Reorganization”).

23.1	Independent Auditor’s Consent.

31.1	Rule 13a-14(a) / 15d-14(a) Certifications.

32.1	Section 1350 Certifications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information relating to the Company’s principal accountant fees and services is incorporated by references to the information in the Company’s 2008 Proxy Statement under the heading “Principal Accountant Fees and Services”.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WAKE FOREST BANCSHARES, INC. (Registrant)
Date: December 20, 2007	By:	/s/ Robert C. White
Robert C. White
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. White Robert C. White President , Chief Executive Officer and Director (Principal Executive and Financial Officer)	December 20, 2007 Date
/s/ Howard L. Brown Howard L. Brown -Chairman of the Board and Director	December 20, 2007 Date
/s/ John D. Lyon John D. Lyon - Director	December 20, 2007 Date
/s/ Rodney M. Privette Rodney M. Privette - Director	December 20, 2007 Date
/s/ Anna O. Sumerlin Anna O. Sumerlin - Director	December 20, 2007 Date

/s/ Harold R. Washington Harold R. Washington - Director	December 20, 2007 Date
/s/ R.W. Wilkinson, III R.W. Wilkinson, III - Vice-Chairman and Director	December 20, 2007 Date
/s/ Leelan A. Woodlief Leelan A. Woodlief - Director	December 20, 2007 Date
/s/ William S. Wooten William S. Wooten - Director	December 20, 2007 Date

EXHIBIT INDEX

2.1	Plan of Reorganization	*

3.1	Federal Stock Charter of the Company	*

3.2	Bylaws of the Company	*

4.3	Common Stock Certificate of the Company	*

10.2(a)	Employment Agreement with Robert C. White, President and Chief Executive Officer	+

10.2(b)	Amended and Restated Employment Agreement with Robert C. White, President and Chief Executive Officer, September 17, 2007 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 20, 2007).	++++++

10.3(a)	Employment Agreement with Billy B. Faulkner, Vice President	+

10.3(b)	Amended and Restated Employment Agreement with Billy B. Faulkner, Vice President (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 20, 2007).	++++++

10.4(a)	Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association	**

10.4(b)	Amendment No. 1 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association	+++

10.4(c)	Amendment No. 2 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association	+++

10.4(d)	Amendment No. 3 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association	+++

10.4(e)	Amendment No. 4 to the Employee Stock Ownership Plan of Wake Forest Federal Savings & Loan Association	++++

10.5	Wake Forest Federal Savings & Loan Association 1997 Recognition and Retention Plan	***

10.6	Wake Forest Federal Savings & Loan Association 1997 Stock Option Plan	***

10.7(a)	Amended and restated Retirement Plan for Board Members of Wake Forest Federal Savings & Loan Association	+++++

10.7(b)	Amended and Restated Retirement Plan for Board Members of Wake Forest Federal Savings & Loan Association: Amended and Restated Section III, Articles 3.2, 3.3, and 3.5.	++++++

13.1	2007 Annual Report to Stockholders	Filed herewith

14.1	Code of Ethics	Filed herewith

21.1	Subsidiaries of the Registrant	++

23.1	Independent Auditor’s Consent	Filed herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certifications	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

*	Incorporated by reference to the Company’s Registration Statement on Form 8-A, filed with the SEC on May 7, 1999.

**	Incorporated by reference the Company’s Form 10-KSB for the fiscal year ended September 30, 1999 filed with the SEC on December 28, 1999.

****	Incorporated by reference to the Company’s Form S-8 filed with the SEC on July 27, 1999.

+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended September 30, 2002, filed with the SEC on December 26, 2002.

++	Incorporated by reference to Part 1 — “General” and “Reorganization”.

+++	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended September 30, 2003, filed with the SEC on December 29, 2003.

++++	Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 19, 2005.

+++++	Incorporated by reference to the Company’s Form 8-K filed the SEC on December 22, 2005.

++++++	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 20, 2007.