Form 10QSB
period 2007-12-31
WAKE FOREST BANCSHARES INC
filed 2008-02-12
CIK 1085175

FORM 10-QSB - Quarterly or Transitional Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 Quarterly or Transitional Report

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2008 there were issued and outstanding 1,159,493 shares of the Issuer’s common stock, $.01 par value
Transitional Small Business Disclosure Format: Yes ☐ No ☑

WAKE FOREST BANCSHARES, INC.
CONTENTS

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2007 and September 30, 2007

	December 31,	September 30,
	2007	2007
	(Unaudited)	*
ASSETS
Cash and short-term cash investments	$18,600,700	$21,670,500
Bank certificates of deposit	6,831,000	4,158,000
Investment securities:
Available for sale, at estimated market value	1,812,950	1,999,900
FHLB stock	191,400	191,400
Loans receivable, net of loan loss allowances of $1,227,550 at December 31, 2007 and $1,187,550 at September 30, 2007	77,571,300	76,172,100
Accrued interest receivable	226,900	265,350
Foreclosed assets, net	1,113,750	1,003,800
Property and equipment, net	365,750	357,350
Bank owned life insurance	1,152,400	1,141,350
Deferred income taxes, net	483,050	390,650
Prepaid expenses and other assets	67,150	47,300

Total Assets	$108,416,350	$107,397,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$86,378,200	$85,659,150
Accrued interest on deposits	78,050	64,750
Accrued expenses and other liabilities	855,600	924,950
Accrued income taxes	214,850	—
Dividends payable	105,000	99,750
Redeemable common stock held by the ESOP net of unearned ESOP shares	451,950	465,550

Total Liabilities	88,083,650	87,214,150

Stockholders’ equity:
Preferred stock, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $ .01, authorized 5,000,000 shares, issued 1,253,948 shares at December 31, 2007 and at September 30, 2007	12,550	12,550
Additional paid-in capital	5,779,500	5,779,500
Accumulated other comprehensive income	189,050	305,000
Retained earnings, substantially restricted	15,830,200	15,555,950
Less: Common stock in treasury, at cost	(1,478,600)	(1,469,450)

Total stockholders’ equity	20,332,700	20,183,550

Total liabilities and stockholders’ equity	$108,416,350	$107,397,700

See Notes to Consolidated Financial Statements.

*	Derived from Audited Consolidated Financial statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended December 31, 2007 and 2006

	2007	2006
Interest and dividend income:
Loans	$1,529,100	$1,629,950
Investment securities	24,300	7,000
Short-term cash investments	297,300	334,400

Total interest income	1,850,700	1,971,350

Interest expense:
Interest on deposits	950,100	894,000

Total interest expense	950,100	894,000

Net interest income before provision for loan losses	900,600	1,077,350
Provision for loan losses	(40,000)	(55,000)

Net interest income after provision for loan losses	860,600	1,022,350

Noninterest income:
Service charges and fees	17,250	16,200
Other	11,350	10,900

	28,600	27,100

Noninterest expense:
Compensation and benefits	189,650	207,300
Occupancy	11,650	13,700
Federal insurance and operating assessments	12,100	11,450
Data processing	27,100	26,100
REO provisions and expense	4,800	30,050
Other operating expense	75,400	91,150

	320,700	379,750

Income before income taxes	568,500	669,700
Income taxes	202,850	238,150

Net income	$365,650	$431,550

Basic earnings per share	$0.32	$0.37
Diluted earnings per share	$0.32	$0.37
Dividends per share	$0.20	$0.19
See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended December 31, 2007 and 2006

	2007	2006

Net income	$365,650	$431,550

Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(115,950)	7,900
Less: reclassification adjustments for gains (losses) included in net income	—	—

Other comprehensive income (loss)	(115,950)	7,900

Comprehensive income	$249,700	$439,450

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended December 31, 2007 and 2006

	2007	2006
Net income	$365,650	$431,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,400	14,750
Provision for loan losses	40,000	55,000
Deferred income taxes	(21,400)	(29,150)
Increase in cash surrender value of life insurance	(11,050)	(10,350)
Changes in assets and liabilities:
Prepaid expenses and other assets	(19,850)	5,950
Accrued interest receivable	38,450	(8,700)
Accrued interest on deposits	13,300	30,250
Accrued income taxes	214,850	206,500
Accrued expenses and other liabilities	(69,350)	43,500

Net cash provided by operating activities	562,000	739,300

Cash Flows From Investing Activities:
Net (increase) decrease in loans receivable	(1,549,150)	1,623,150
Net (increase) decrease in bank certificates of deposit	(2,673,000)	—
Purchase of property and equipment	(19,800)	—

Net cash provided by (used in) investing activities	(4,241,950)	1,623,150

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	719,050	1,369,050
Proceeds from exercise of stock options	—	29,500
Additions to paid in capital from tax effect from exercise of of stock options	—	11,000
Repurchase of common stock for the Treasury	(9,150)	(24,000)
Dividends paid	(99,750)	(88,700)

Net cash provided by financing activities	610,150	1,296,850

Net increase (decrease) in cash and cash equivalents	(3,069,800)	3,659,300
Cash and cash equivalents:
Beginning	21,670,500	23,818,900

Ending	$18,600,700	$27,478,200

Supplemental Disclosure of Cash Flow Information:
Cash payments of interest	$936,800	$863,750

Cash payment of income taxes	$5,000	$40,000

Supplemental Disclosure of Noncash transactions:
Transfer of loans to foreclosed assets	$109,950	$—

Incr. (decr.) in ESOP put option charged to retained earnings	$(13,600)	$(11,050)

Incr. (decr.) in unrealized gain on investment securities, net of tax	$(115,950)	$7,900

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
Note 3. Basis of Presentation
The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2007, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending September 30, 2008. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s September 30, 2007 Annual Report to Stockholders.
Note 4. Dividends Declared
On December 17, 2007, the Board of Directors of the Company declared a dividend of $0.20 a share for stockholders of record as of December 31, 2007 and payable on January 10, 2008. The dividends declared were accrued and reported as dividends payable in the December 31, 2007 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 5. Earnings Per Share
Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three month periods ended December 31, 2007 and 2006 is presented below.

For the Three Months Ended December 31	2007	2006

Weighted average shares outstanding for Basic EPS	1,159,988	1,157,548
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	—	2,206

Weighted average shares outstanding for diluted EPS	1,159,988	1,159,754

Note 6. Future Reporting Requirements
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. FIN No. 48 is effective for the Company’s current fiscal year and its adoption had no impact on Company’s consolidated financial statements.

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
Comparison of Financial Condition at September 30, 2007 and December 31, 2007
Total assets increased by $1.0 million to $108.4 million at December 31, 2007 from $107.4 million at September 30, 2007. The increase in total assets during the quarter ended December 31, 2007 was funded primarily from an increase in deposits of approximately $719,000 and cash generated from internal operating activities during the same quarter. Due to adequate levels of current liquidity, deposits were priced to meet competition and retain certain accounts but not to aggressively attract additional funds. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments.
Net loans receivable increased by $1.4 million to $77.6 million at December 31, 2007 from $76.2 million at September 30, 2007. The increase was distributed across the various categories of loans within the Company’s portfolio. The Company’s primary lending area remains relatively healthy but home sales have declined in recent months when compared to the same periods a year earlier and both re-sales and newly constructed homes remain on the market for longer periods of time. New home starts are considerably less this quarter when compared to the same quarter a year ago. The Company’s local real estate market has experienced significant growth over the last five years, primarily due to an influx of newcomers from outside the area. Although the Company’s markets have not experienced a drop in home prices like many areas of the country, local real estate markets are impacted by newcomers unable to purchase homes here until they are able to sell residences elsewhere. Population growth and employment expansion across a wide spectrum of the local economic base combined with moderate interest rate levels will ultimately determine whether consistent loan demand can be sustained. Assuming local economic conditions continue to improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan growth. However, there can be no assurances that such loan demand can or will materialize in the future.
Investment securities decreased by $186,950 to $2.0 million at December 31, 2007 from $2.2 million at September 30, 2007. The decrease is attributable to a $203,000 unrealized loss in the Company’s investment in FHLMC stock. The Company has held its FHLMC investment for many years and considers it to be a long term investment. The Company has very little cost basis in the stock and retains an approximately $270,000 unrealized gain in the stock at December 31, 2007. The FHLMC stock has recently declined due to the issues surrounding sub-prime lending and the market for mortgage-backed securities. The Company also has an investment of $1.5 million in FHLB bonds. The Company generally maintains higher levels of short term liquidity in order to minimize interest rate risk, to fund construction loan commitments, and due to the relatively minor differential in current investment rates available on extended maturities. As a result, the Company has not been actively involved in the buying and selling securities but has been purchasing FDIC insured bank certificates of deposit generally with maturities up to one year to protect against downward interest rate risk. The Company’s portfolio of bank certificates of deposit amounted to $6.8 million at December 31, 2007. These bank certificates of deposit investments are typically acquired at interest rates of 1.00% to 1.50% higher than most debt securities currently available for terms much longer than a year. At December 31, 2007, the Company’s investment portfolio, which consisted of FHLB stock, FHLMC stock, and FHLB bonds had approximately $305,000 in net unrealized gains.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Financial Condition at September 30, 2007 and December 31, 2007 (Continued)
The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund loan originations and provide for other cash requirements. The Company has recorded a liability of $451,950 at December 31, 2007 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company’s stock if all participants were to request the balance of their account from the Company in cash instead of stock.
The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At December 31, 2007 the Company had repurchased 94,455 shares of its common stock. The program continues until completed or terminated by the Board of Directors.
Retained earnings increased by $274,250 to $15.8 million at December 31, 2007 from $15.5 million at September 30, 2007. The increase is primarily attributable to the Company’s earnings of $365,650 during the quarter ended December 31, 2007, reduced by $105,000 in dividends declared during the period and a $13,600 credit to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At December 31, 2007 the Company’s capital amounted to $20.3 million, which as a percentage of total assets was 18.75%. The Company and the Association are both required to meet certain capital requirements as established by the OTS. At December 31, 2007, all capital requirements were met.
Asset Quality
The Company’s level of non-performing loans, consisting of loans past due 90 days or more, amounted to $799,200 or 1.01% as a percentage of loans outstanding at December 31, 2007. Non-performing loans amounted to $595,650 or 0.77% as a percentage of loans outstanding at September 30, 2007. At December 31, 2007, non-performing loans were comprised of six residential construction loans, four of which were to the same borrower. The Company is currently foreclosing on all six of the non-performing loans. At this time, all but one of these non-performing loans are considered to be impaired and the Company has set aside a total of $67,500 in allocated loss reserves to cover assumed losses on the ultimate disposition of the loans.
Non-performing assets also includes real estate acquired through foreclosure. At December 31, 2007, non-performing assets also included a foreclosed commercial property ($1,003,800) which consisted of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest, North Carolina. While the commercial property’s location is considered highly desirable, the Company decided that an environmental assessment was necessary to properly market the tract due to the historical uses of the property. As a result, site assessment reports were filed with various state environmental agencies. Petroleum contamination and other trace elements consistent with operating a gas station and a truck maintenance facility over an extended period of time were found on parts of the property. The Company has obtained brownfields status for the site which should make the tract more attractive to prospective developers of the property. In addition, the Company obtained Trust Fund status for the site which will allow certain environmental cost to be reimbursed. Although the Company does not currently believe the contamination will have a significant detrimental effect on the potential development of the property, the agencies are assisting the Company in determining the extent of any required clean-up and ongoing monitoring steps that will be required. The Company has set aside $150,000 at December 31, 2007 for such testing and clean-up activities. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property. At December 31, 2007, the Company had entered into a contract to sale the property which would result in very little gain or loss. The contract is in the due diligence phase and the Company is not assured of its ultimate sale.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Asset Quality (Continued):
The Company had no loan charge-offs during the current quarter. The Company’s loan loss allowance amounted to $1,227,550 at December 31, 2007 and management believes that it has sufficient allowances established to cover losses associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings.
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
Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006
General. Net income for the three month period ended December 31, 2007 was $365,650 ($0.32 per diluted share) as compared to $431,550 ($0.37 per diluted share) earned during the same quarter in 2006. As discussed below, changes in net interest income between the comparable periods was primarily responsible for the change in net income during the quarter ended December 31, 2007, as compared to the same period one year earlier.
Interest income. Interest income decreased by $120,650 from $1,971,350 for the three months ended December 31, 2006 to $1,850,700 for the three months ended December 31, 2007. The decrease in interest income during the current quarter resulted from a 0.41% decrease in the average yield on interest-earning assets offset partially by a $2.6 million increase in the average balance of interest-earning assets outstanding between the quarters. The Company’s yield on interest earning assets was 6.86% for the quarter ended December 31, 2007 and 7.27% for the quarter ended December 31, 2006. The change in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant amount of the Company’s interest earning assets adjust in tandem with changes to Prime, which decreased by one percent from December 31, 2006 to December 31, 2007.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006 (Continued)
Interest Expense. Interest expense increased by $56,100 from $894,000 the three months ended December 31, 2006 to $950,100 for the three months ended December 31, 2007. The primary reason for the increased interest expense was a 11 basis point increase in the Company’s cost of funds during the current quarter as compared to the same quarter a year earlier and a $1.6 million increase in the average balance of outstanding deposits between the quarters. The Company’s cost of funds was 4.35% for the quarter ended December 31, 2007 and 4.24% for the quarter ended December 31, 2006. The change in the Company’s cost of funds occurred primarily due to fluctuations in market rates between the periods. The increase in the average balance of interest-bearing liabilities occurred primarily due to the competitive pricing of deposits by the Company in order to maintain an acceptable level of liquidity to meet loan demand, construction loan commitments, and other cash requirements.
Net interest income. Net interest income decreased by $176,750 from $1,077,350 for the three months ended December 31, 2006 to $900,600 for the three months ended December 31, 2007. As explained above, the decrease in net interest income resulted primarily from fluctuations in both the yields on interest-earning assets and the cost of funds on interest-bearing liabilities between the periods as well as increases in the level of interest earning assets and interest-bearing liabilities from the quarter ended December 31, 2006 to the most recent quarter ended December 31, 2007. The Company’s interest rate margin was 3.43% for the current quarter as compared to 4.21% for the quarter ended December 31, 2006.
Provision for loan losses. The Company provided $40,000 and $55,000 in loan loss provisions during the current quarter and the same quarter a year earlier, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company’s management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006 (Continued)
Non-interest expense. Non-interest expense decreased by $59,050 to $320,700 for the three month period ended December 31, 2007 from $379,750 for the comparable quarter in 2006. Compensation and benefits decreased by $17,650 during the quarter as compared to the same quarter a year earlier due to the accrual of a lesser amount of employee bonuses. REO provisions and expense associated with environmental assessment activities for the Company’s foreclosed tract on highway 98 outside of Wake Forest, North Carolina were approximately $30,000 lower during the current quarter versus the same quarter a year earlier. The lower REO expense was primarily due to a greater amount of assessment activities during the quarter ended December 31, 2006 as compared to the most recent quarter. Other operating expense decreased by $15,750 from $91,150 for the quarter ended December 31, 2006 to $75,400 for the current quarter. The decrease in other operating expense occurred primarily because the Company had expensed higher amounts of costs associated with its computer system conversion and upgrade last year as compared to current quarter. Also, the Company experienced higher levels of expense during the quarter ended December 31, 2006 associated with accruals established for attendance of statewide conventions by directors and executive officers. No other category of non-interest expense changed significantly between the two quarters.
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
During the three month period ended December 31, 2007, cash and cash equivalents, a significant source of liquidity, decreased by approximately $397,000. Net principal increases in loans amounting to $1.5 million, offset by an increase in deposits of $719,050 and proceeds from the Company’s internal operations totaling $562,000 contributed to the net utilization of cash during the quarter. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.
Off-Balance Sheet Transactions
In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2007, the Association had outstanding loan commitments amounting to approximately $1.2 million. The undisbursed portion of construction loans amounted to $11.5 million and unused lines of credit amounted to $3.8 million at December 31, 2007.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Critical Accounting Policies and Estimates
The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company’s 2007 Annual Report on Form 10-KSB. The Company has not experienced any material change in its critical accounting policies since September 30, 2007. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:
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
A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.
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
December 31, 2007
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

Wake Forest Bancshares, Inc.

Dated February 12, 2008	By:	s/s Robert C. White

Robert C. White
Chief Executive Officer and
Chief Financial Officer