Form 10QSB
period 2008-03-31
WAKE FOREST BANCSHARES INC
filed 2008-05-12
CIK 1085175

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2008 there were issued and outstanding 1,158,628 shares of the Issuer’s common stock, $.01 par value
Transitional Small Business Disclosure Format: Yes ☐ No ☑

WAKE FOREST BANCSHARES, INC.
CONTENTS

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2008 and September 30, 2007

	March 31,	September 30,
	2008	2007
	(Unaudited)	*
ASSETS
Cash and short-term cash investments	$22,170,900	$25,828,500
Investment securities:
Available for sale, at estimated market value	1,763,200	1,999,900
FHLB stock	195,200	191,400
Loans receivable, net of loan loss allowances of $1,234,750 at March 31, 2008 and $1,187,550 at September 30, 2007	80,602,650	76,172,100
Accrued interest receivable	238,900	265,350
Foreclosed assets, net	1,470,250	1,003,800
Property and equipment, net	369,100	357,350
Bank owned life insurance	1,163,500	1,141,350
Deferred income taxes, net	505,150	390,650
Prepaid expenses and other assets	146,050	47,300

Total Assets	$108,624,900	$107,397,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$86,695,750	$85,659,150
Accrued interest on deposits	53,600	64,750
Accrued expenses and other liabilities	855,800	924,950
Dividends payable	104,700	99,750
Redeemable common stock held by the ESOP net of unearned ESOP shares	429,350	465,550

Total Liabilities	88,139,200	87,214,150

Stockholders’ equity:
Preferred stock, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $ .01, authorized 5,000,000 shares, issued 1,253,948 shares at March 31, 2008 and September 30, 2007	12,550	12,550
Additional paid-in capital	5,779,500	5,779,500
Accumulated other comprehensive income	158,200	305,000
Retained earnings, substantially restricted	16,030,700	15,555,950
Less: Common stock in treasury, at cost, 95,320 shares at March 31, 2008 and 93,955 shares at September 30, 2007	(1,495,250)	(1,469,450)

Total stockholders’ equity	20,485,700	20,183,550

Total liabilities and stockholders’ equity	$108,624,900	$107,397,700

See Notes to Consolidated Financial Statements.

*	Derived from Audited Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31, 2008 and 2007

	2008	2007
Interest and dividend income:
Loans	$1,378,550	$1,586,500
Investment securities	24,850	6,950
Short-term cash investments	237,200	334,050

Total interest income	1,640,600	1,927,500

Interest expense:
Interest on deposits	872,900	907,750

Total interest expense	872,900	907,750

Net interest income before provision for loan losses	767,700	1,019,750
Provision for loan losses	(30,000)	(37,500)

Net interest income after provision for loan losses	737,700	982,250

Noninterest income:
Service charges and fees	19,200	14,500
Secondary market fee income	—	6,150
Other	11,600	10,450

	30,800	31,100

Noninterest expense:
Compensation and benefits	189,800	217,750
Occupancy	14,800	11,050
Federal insurance and operating assessments	12,300	11,950
Data processing	29,000	31,800
REO provisions and expense	3,750	10,150
Other operating expense	79,350	100,550

	329,000	383,250

Income before income taxes	439,500	630,100
Income taxes	156,850	218,550

Net income	$282,650	$411,550

Basic earnings per common share	$0.24	$0.35
Diluted earnings per common share	$0.24	$0.35
Dividends per common share	$0.20	$0.19
See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended March 31, 2008 and 2007

	2008	2007
Interest and dividend income:
Loans	$2,907,700	$3,216,450
Investment securities	49,100	13,950
Short-term cash investments	534,500	668,500

Total interest income	3,491,300	3,898,900

Interest expense:
Interest on deposits	1,823,000	1,801,800

Total interest expense	1,823,000	1,801,800

Net interest income before provision for loan losses	1,668,300	2,097,100
Provision for loan losses	(70,000)	(92,500)

Net interest income after provision for loan losses	1,598,300	2,004,600

Noninterest income:
Service charges and fees	36,450	30,750
Secondary market fee income	—	6,150
Other	23,000	21,350

	59,450	58,250

Noninterest expense:
Compensation and benefits	379,500	425,050
Occupancy	26,400	24,800
Federal insurance and operating assessments	24,400	23,400
Data processing	56,100	57,900
REO provisions and expense	8,550	40,200
Other operating expense	154,750	191,700

	649,700	763,050

Income before income taxes	1,008,050	1,299,800
Income taxes	359,750	456,700

Net income	$648,300	$843,100

Basic earnings per common share	$0.56	$0.73
Diluted earnings per common share	$0.56	$0.73
Dividends per common share	$0.40	$0.38
See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three and Six Months Ended March 31, 2008 and 2007

	2008	2007
For the Three Months Ended March 31:
Net income	$282,650	$411,550

Other comprehensive (loss), net of tax:
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	(30,850)	(42,500)
Less: reclassification adjustments for (losses) included in net income	—	—

Other comprehensive (loss)	(30,850)	(42,500)

Comprehensive income	$251,800	$369,050

	2008	2007
For the Six Months Ended March 31:
Net income	$648,300	$843,100

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(146,800)	(34,600)
Less: reclassification adjustments for gains (losses) included in net income	—	—

Other comprehensive income (loss)	(146,800)	(34,600)

Comprehensive income	$501,500	$808,500

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended March 31, 2008 and 2007

	2008	2007
Net income	$648,300	843,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,400	27,500
Provision for loan losses	70,000	92,500
Deferred income taxes	(24,650)	(50,400)
Increase in cash surrender value of life insurance	(22,150)	(20,150)
Loss on sale of foreclosed assets	400	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(98,750)	(42,750)
Accrued interest receivable	26,450	13,250
Accrued interest on deposits	(11,150)	(19,650)
Accrued expenses and other liabilities	(69,150)	73,200

Net cash provided by operating activities	542,700	916,600

Cash Flows From Investing Activities:
Net increase in loans receivable	(5,063,550)	(1,162,950)
Redemption of FHLB stock	—	6,200
Purchase of FHLB stock	(3,800)	—
Capital additions to foreclosed assets	(13,400)	—
Proceeds from sale of foreclosed assets	109,550	—
Purchase of property and equipment	(35,150)	—

Net cash used in investing activities	(5,006,350)	(1,156,750)

Cash Flows From Financing Activities:
Net increase in deposits	1,036,600	2,878,900
Proceeds from exercise of stock options	—	86,900
Additions to paid in capital from tax effect from exercise of of stock options	—	27,000
Repurchase of common stock for the Treasury	(25,800)	(54,200)
Dividends paid	(204,750)	(188,100)

Net cash provided by financing activities	806,050	2,750,500

Net increase (decrease) in cash and cash equivalents	(3,657,600)	2,510,350
Cash and cash equivalents:
Beginning	25,828,500	23,818,900

Ending	$22,170,900	$26,329,250

Supplemental Disclosure of Cash Flow Information:
Cash payments of interest	$1,834,150	$1,821,450

Cash payment of income taxes	$454,000	$510,000

Supplemental Disclosure of Noncash transactions:
Decrease in ESOP put option credited to retained earnings	$36,200	$33,900

Transfer of loans to foreclosed assets	$563,000	$75,100

Decrease in unrealized gain on investment securities, net of tax	$(146,800)	$(34,600)

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
Note 3. Basis of Presentation
The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2007, which is derived from audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending September 30, 2008. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s September 30, 2007 Annual Report to Stockholders.
Note 4. Dividends Declared
On March 17, 2008, the Board of Directors of the Company declared a cash dividend of $0.20 a share for stockholders of record as of March 31, 2008 and payable on April 10, 2008. The dividends declared were accrued and reported as dividends payable in the March 31, 2008 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 5. Earnings Per Share
Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2008 and 2007 is presented below.

For the Three Months Ended March 31:	2008	2007
Weighted average shares outstanding for Basic EPS	1,159,379	1,161,906
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	—	1,368

Weighted average shares outstanding for diluted EPS	1,159,379	1,163,274

For the Six Months Ended March 31:	2008	2007
Weighted average shares outstanding for Basic EPS	1,159,685	1,159,703
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	—	1,776

Weighted average shares outstanding for diluted EPS	1,159,685	1,161,479

Note 6. New Accounting Standard
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
Note 7. Future Reporting Requirements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement and establishes a fair value hierarchy with the highest priority being quoted market prices in active markets. While SFAS No. 157 does not add any new fair value measurements, it may change certain current practices. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 7. Future Reporting Requirements (Continued)
In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to measure eligible financial instruments at fair value at specified election dates. Unrealized gains and losses on specific financial assets and liabilities that are designated to be carried at fair value will be recognized in earnings thereafter. The fair value option may be applied instrument by instrument, is irrevocable and may only be applied to entire instruments, not to portions of instruments. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company does not currently plan to adopt SFAS No. 159.
The Emerging Issues Task Force (EITF) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The Company has policies that fall within the scope of EITF 06-4. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 and can be applied by either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through a retrospective application to all prior periods. The Company is currently evaluating the impact of EITF 06-4 on its consolidated financial statements.

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
Comparison of Financial Condition at September 30, 2007 and March 31, 2008
Total assets increased by $1.2 million to $108.6 million at March 31, 2008 from $107.4 million at September 30, 2007. The increase in total assets during the six month period ended March 31, 2008 was funded primarily from an increase in deposits of approximately $1.0 million and cash generated from internal operating activities during the same period. Due to adequate levels of current liquidity, deposits were priced to meet competition and retain certain accounts but not to aggressively attract additional funds. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the current quarter, cash and short term cash investments decreased by approximately $3.7 million.
Net loans receivable increased by $4.4 million to $80.6 million at March 31, 2008 from $76.2 million at September 30, 2007. The increase during the current six month period occurred primarily because of a $1.5 million increase in the Company’s construction loan portfolio, which typically expands during early spring and throughout the summer months, and a $3.0 million increase in the Company’s commercial real estate portfolio. The increase in the Company’s commercial real estate portfolio occurred because of two large loan originations that closed during March 2008 and which were secured by a couple of industrial warehouses located in the area. The residential market in the Company’s primary lending area remains sluggish when compared to the same periods a year earlier and both re-sales and newly constructed homes remain on the market for longer periods of time. New home starts are considerably less during the current six month period when compared to the same time period a year ago. The Company’s local real estate market experienced significant growth over the last five years, primarily due to an influx of newcomers from outside the area. Although the Company’s markets have not experienced a drop in home prices like many areas of the country, local real estate markets are impacted by newcomers unable to purchase homes here until they are able to sell residences elsewhere.
In addition, questions about the strength of the economy combined with tighter credit standards associated with the sub-prime fall-out have slowed the residential real estate markets significantly both locally and nationwide. Population growth and employment expansion across a wide spectrum of the local economic base combined with moderate interest rate levels will ultimately determine whether loan demand can be revived. Assuming local economic conditions improve, management believes that the long-term fundamentals of its lending markets provide potential for future loan growth. However, there can be no assurances that such loan demand can or will materialize in the near future.
Investment securities decreased by $232,900 to $1,958,400 at March 31, 2008 from $2,191,300 at September 30, 2007. The decrease is attributable to a $274,700 unrealized loss in the Company’s investment in FHLMC stock offset by $38,000 increase in unrealized appreciation in the Company’s bond portfolio during the past six months and a required $3,800 purchase of FHLB stock during the same period. The Company has held its FHLMC investment for many years and considers it to be a long term investment. The Company has very little cost basis in the stock and retains an approximately $198,000 unrealized gain in the stock at March 31, 2008. The FHLMC stock has recently declined due to the issues surrounding sub-prime lending and the market for mortgage-backed securities. The Company also has an investment of $1.5 million in FHLB bonds.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Financial Condition at September 30, 2007 and March 31, 2008 (Continued)
The Company generally maintains higher levels of short term liquidity in order to minimize interest rate risk, to fund construction loan commitments, and due to the relatively minor differential in current investment rates available on extended maturities. As a result, the Company has not been actively involved in the buying and selling securities but has been purchasing FDIC insured bank certificates of deposit generally with maturities up to one year to protect against downward interest rate risk. The Company’s portfolio of bank certificates of deposit amounted to $13.3 million at March 31, 2008. These bank certificates of deposit investments are typically acquired at interest rates of 1.00% to 1.50% higher than most debt securities currently available for terms much longer than a year.
The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund lending and other cash commitments. The Company has recorded a liability of $429,350 at March 31, 2008 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company’s stock if all participants were to request the balance of their account from the Company in cash instead of stock.
The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At March 31, 2008 the Company had repurchased 95,320 shares of its common stock. The program continues until completed or terminated by the Board of Directors.
Retained earnings increased by $474,750 to $16.0 million at March 31, 2008 from $15.5 million at September 30, 2007. The increase is primarily attributable to the Company’s earnings of $648,300 during the six month period ended March 31, 2008, reduced by $209,700 in dividends declared during the period and a $36,150 recovery of prior charges to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At March 31, 2008 the Company’s capital amounted to $20.5 million, which as a percentage of total assets was 18.86%. The Company and the Association are both required to meet certain capital requirements as established by the OTS. At March 31, 2008, all capital requirements were met.
Asset Quality
The Company’s level of non-performing loans, consisting of loans past due 90 days or more, amounted to $868,600 or 1.06% as a percentage of loans outstanding at March 31, 2008. At March 31, 2007, the Company had $637,850 in loans past due 90 days or more. Non-performing loans amounted to $595,650 or 0.77% as a percentage of loans outstanding at September 30, 2007. At March 31, 2008, non-performing loans consisted of three residential construction loans amounting to $613,950 and one land loan totaling $254,650. All three of the construction loans are with one builder and foreclosure proceedings have commenced on all three loans. Specific loss allowances amounting to $75,000 have been established at March 31, 2008 for these non-performing loans. All of the loans have been placed on non-accrual status.
Non-performing assets also includes real estate acquired through foreclosure. At March 31, 2008, foreclosed assets included three partially completed single family homes ($439,950) and one residential lot loan ($26,500). Two of the partially completed single family homes were transferred to foreclosed assets after having incurred $18,500 in loan charge-offs but are under contract and will be sold at very little additional gain or loss. At March 31, 2008 the Company believes that the remaining single family property and the residential lot have a fair value in excess of their recorded cost.
In addition, real estate acquired through foreclosure includes a commercial property ($1,003,800) which consisted of a convenience store and an adjacent tract of land, in total 3.81 acres located on a major highway outside of Wake Forest, North Carolina. While the commercial property’s location is considered highly desirable, the Company decided that an environmental assessment was necessary to properly market the tract due to the historical uses of the property.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Financial Condition at September 30, 2007 and March 31, 2008 (Continued)
Asset Quality (Continued)
Site assessment reports on the tract were filed with various state environmental agencies. Petroleum contamination and other trace elements consistent with operating a gas station and a truck maintenance facility over an extended period of time were found on parts of the property. The Company has obtained brownfields status for the site which should make the tract more attractive to prospective developers of the property. In addition, the Company obtained Trust Fund status for the site which will allow certain environmental cost to be reimbursed. Although the Company does not currently believe the contamination will have a significant detrimental effect on the potential development of the property, the agencies are assisting the Company in determining the extent of any required clean-up and ongoing monitoring steps that will be required. The Company has set aside $143,000 at March 31, 2008 for such testing and clean-up activities. At this time, the Company does not believe that the ongoing environmental costs will materially impact the value of the property. At March 31, 2008, the Company had entered into a contract to sell the commercial property which would result in very little gain or loss on its disposition.
The Company had $22,800 in loan charge-offs during the current quarter and six months ended March 31, 2008. The Company’s loan loss allowance amounted to $1,234,750 at March 31, 2008 and management believes that it has sufficient allowances established to cover losses associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings. During the past five years, the Association’s loan portfolio has gradually trended towards a greater concentration of residential construction and land loans, which generally involve a greater degree of credit risk and collection issues. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during this period than what has historically been considered necessary. The allowance for loan losses is evaluated on a regular basis by management.
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

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Operating Results for the Three and Six Months Ended March 31, 2008 and 2007
General. Net income for the three month period ended March 31, 2008 was $282,650, or $128,900 less than the $411,550 earned during the same quarter in 2007. Net income for the six month period ended March 31, 2008 was $648,300, or $194,800 less than the $843,100 earned during the same period in 2007. As discussed below, changes in net interest income between the comparable periods were primarily responsible for the change in net income during the current quarter and six month period end March 31, 2008 when compared to the same periods a year earlier.
Interest income. Interest income decreased by $286,900 from $1,927,500 for the three months ended March 31, 2007 to $1,640,600 for the three months ended March 31, 2008. The decrease in interest income resulted from a 104 basis point decrease in the average yield on interest earning assets between the quarters. Interest income decreased by $407,600 from $3,898,900 for the six months ended March 31, 2007 to $3,491,300 for the six months ended March 31, 2008. The decrease in interest income resulted from a 72 basis point decrease in the average yield on interest earning assets between the six month periods. The Company’s yield on interest earning assets was 6.26% and 6.56% for the quarter and six month period ended March 31, 2008; respectively, and 7.30% and 7.28% for the quarter and six month period ended March 31, 2007; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant portion of the Company’s assets have rates that are tied to prime or generally move in tandem with changes to prime, which in turn is directly influenced by Federal Reserve monetary policies and its interest rate movements. The Federal Reserve has lowered rates by 3.00% since September 2007 which has had a material impact on the Company’s revenue stream.
Interest Expense. Interest expense decreased by $34,850 from $907,750 for the three months ended March 31, 2007 to $872,900 for the three months ended March 31, 2008. Interest expense increased by $21,200 from $1,801,800 for the six months ended March 31, 2007 to $1,823,000 for the six months ended March 31, 2008. The decrease in interest expense during the current quarter as compared to the same period a year earlier resulted primarily from a 33 basis point decrease in the Company’s cost of funds. The increase in interest expense for the six month period ended March 31, 2008 as compared to the same period one year earlier was primarily due to a $620,000 increase in the average outstanding balance of deposits between the periods. The Company’s cost of funds was 3.99% and 4.17% for the three and six month periods ended March 31, 2008; respectively, as compared to 4.32% and 4.28%, respectively, for the same periods a year earlier.
Net interest income. Net interest income decreased by $252,050 from $1,019,750 for the three months ended March 31, 2007 to $767,700 for the three months ended March 31, 2008. Net interest income decreased by $428,800 from $2,097,100 for the six months ended March 31, 2007 to $1,668,300 for the six months ended March 31, 2008. As explained above, the decrease in net interest income resulted primarily from declines in the Company’s yields on its interest-earning assets during the three and six months ended March 31, 2008 as compared with the same periods one year earlier. The Company’s net interest margin was 2.93% and 3.18% for the current quarter and six months ended March 31, 2008 versus 3.92% and 4.07% for the same quarter and six month period a year earlier.
Provision for loan losses. The Company provided $30,000 and $70,000 in loan loss provisions during the current quarter and six month period ended March 31, 2008; respectively, as compared to $37,500 and $92,500 during the three and six month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company’s management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Association’s loan portfolio has gradually trended towards a greater concentration of builder construction loans, land and land development loans, and commercial real estate loans which generally involve a greater degree of credit risk and collection issues. Also, many of these types of loans involve lending relationships which are larger than what the Company has traditionally maintained. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during the last five years than what has historically been considered necessary.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Operating Results for the Three and Six Months Ended March 31, 2008 and 2007
Non-interest income. The Company’s non-interest income is primarily comprised on various fees and service charges on customer accounts, income from bank owned life insurance products, as well as security gains and fees earned from secondary market originations. The Company did not have any investment sales during any of the periods being reported upon. In addition, the Company has been originating residential mortgage loans for its own portfolio over the periods being reported upon and therefore very little secondary marketing income has been generated over those same periods.
Non-interest expense. Non-interest expense decreased by $54,250 to $329,000 for the three month period ended March 31, 2008 from $383,250 for the comparable quarter in 2007. Non-interest expense decreased by $113,350 to $649,700 for the six month period ended March 31, 2008 from $763,050 for the same period a year earlier.
Compensation and benefits decreased by $27,950 and $45,550 during the quarter and six months ended March 31, 2008 as compared to the same periods a year earlier due to the accrual of a lesser amount of employee bonuses for the current year. REO provisions and expense are primarily associated with environmental assessment activities for the Company’s foreclosed tract on highway 98 outside of Wake Forest, North Carolina and were approximately $6,400 and $31,650 lower during the current quarter and six months ended March 31, 2008 versus the same periods a year earlier. The lower REO expense was primarily due to a lesser amount of assessment activities to the tract during the current year as compared to the same periods in 2007.
Other operating expense decreased by $21,200 and $36,950, respectively, during the three and six months ended March 31, 2008 as compared to the same periods a year ago primarily because the Company has been diligent in trimming various operating expenses when feasible, including reductions in certain data processing expense, employee and director expense, equipment expense, supplies expense, shareholder expense, and contribution expense. No other category of non-interest expense changed significantly between the periods.
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
During the six month period ended March 31, 2008, cash and cash equivalents, a significant source of liquidity, decreased by approximately $3.7 million. The most significant use of cash during the six month period ended March 31, 2008 was a $5.1 million net increase in loans receivable. A net increase in customer deposits of $1.0 million and net cash provided by operating activities of $542,750 were the primary sources of cash during the current six month period. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Off-Balance Sheet Transactions
In the normal course of business, the Association engages in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. Primarily the Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, revolving lines of credit, and the undisbursed portion of construction loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments. The Association’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2008, the Association had outstanding loan commitments amounting to approximately $902,600. The undisbursed portion of construction loans amounted to $9.4 million and unused lines of credit amounted to $3.7 million at March 31, 2008.
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
March 31, 2008
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On February 19, 2008, the annual meeting of stockholders was held to consider and vote upon the election of four directors of the Company and to ratify the appointment of Dixon Hughes PLLC as independent auditors for the Company’s fiscal year ending September 30, 2008. All items were approved by the stockholders as shown below.
Vote concerning the election of directors of the Company:

	For	Against	Withheld	Total
Howard L. Brown	1,051,582	—	3,991	1,055,573
R.W. Wilkinson III	1,051,582	—	3,991	1,055,573
Robert C. White	1,051,582	—	3,991	1,055,573
Vote concerning ratification of Dixon Hughes PLLC as independent auditors for the year ending September 30, 2008:

For	Against	Abstained	Total
1,055,048	325	200	1,055,573
The foregoing matters are described in detail in the Company’s proxy statement dated January 18, 2008 for the 2008 Annual Meeting of stockholders.
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

Wake Forest Bancshares, Inc.
Dated May 12, 2008	By:	/s/ Robert C. White
Robert C. White
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit 31	Certification of Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.