Form 10QSB
period 2008-06-30
WAKE FOREST BANCSHARES INC
filed 2008-08-08
CIK 1085175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2008 there were issued and outstanding 1,157,628 shares of the Issuer’s common stock, $.01 par value
Transitional Small Business Disclosure Format: Yes ☐ No ☑

WAKE FOREST BANCSHARES, INC.
CONTENTS

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2008 and September 30, 2007

	June 30,	September 30,
	2008	2007
	(Unaudited)	*
ASSETS
Cash and short-term cash investments	$11,227,500	$21,670,500
Bank certificates of deposit	13,357,000	4,158,000
Investment securities:
Available for sale, at estimated market value	1,663,750	1,999,900
FHLB stock	195,200	191,400
Loans receivable, net of loan loss allowances of $1,194,750 at June 30, 2008 and $1,187,550 at September 30, 2007	78,946,450	76,172,100
Accrued interest receivable	178,100	265,350
Foreclosed assets, net	483,250	1,003,800
Property and equipment, net	368,150	357,350
Bank owned life insurance	1,174,600	1,141,350
Deferred income taxes, net	525,250	390,650
Prepaid expenses and other assets	177,200	47,300

Total Assets	$108,296,450	$107,397,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$86,389,950	$85,659,150
Accrued interest on deposits	74,650	64,750
Accrued expenses and other liabilities	761,500	924,950
Dividends payable	104,550	99,750
Redeemable common stock held by the ESOP net of unearned ESOP shares	390,950	465,550

Total Liabilities	87,721,600	87,214,150

Stockholders’ equity:
Preferred stock, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $ .01, authorized 5,000,000 shares, issued 1,253,948 shares at June 30, 2008 and at September 30, 2007	12,550	12,550
Additional paid-in capital	5,779,500	5,779,500
Accumulated other comprehensive income	96,550	305,000
Retained earnings, substantially restricted	16,199,800	15,555,950
Less: Common stock in treasury, at cost (93,955 shares at September 30, 2007 and 96,320 shares at June 30, 2008)	(1,513,550)	(1,469,450)

Total stockholders’ equity	20,574,850	20,183,550

Total liabilities and stockholders’ equity	$108,296,450	$107,397,700

*	Derived from Audited Consolidated Financial Statements.
See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30, 2008 and 2007

	2008	2007
Interest and dividend income:
Loans	$1,297,850	$1,632,900
Investment securities	24,250	14,200
Short-term cash investments	192,550	332,050

Total interest income	1,514,650	1,979,150

Interest expense:
Interest on deposits	799,800	937,550

Total interest expense	799,800	937,550

Net interest income before provision for loan losses	714,850	1,041,600
Provision for loan losses	(35,000)	(37,500)

Net interest income after provision for loan losses	679,850	1,004,100

Noninterest income:
Service charges and fees	19,500	19,000
Other	14,950	9,950

	34,450	28,950

Noninterest expense:
Compensation and benefits	201,800	224,150
Occupancy	11,150	10,800
Federal insurance and operating assessments	12,300	12,000
Data processing	33,000	27,500
REO provisions and expense	2,700	28,400
Other operating expense	78,650	70,700

	339,600	373,550

Income before income taxes	374,700	659,500
Income taxes	139,500	234,950

Net income	$235,200	$424,550

Basic earnings per share	$0.20	$0.37
Diluted earnings per share	$0.20	$0.37
Dividends per share	$0.20	$0.19
See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended June 30, 2008 and 2007

	2008	2007
Interest and dividend income:
Loans	$4,205,550	$4,849,300
Investment securities	73,350	28,200
Short-term cash investments	727,050	1,000,550

Total interest income	5,005,950	5,878,050

Interest expense:
Interest on deposits	2,622,800	2,739,300

Total interest expense	2,622,800	2,739,300

Net interest income before provision for loan losses	2,383,150	3,138,750
Provision for loan losses	(105,000)	(130,000)

Net interest income after provision for loan losses	2,278,150	3,008,750

Noninterest income:
Service charges and fees	55,950	49,700
Other	37,900	37,450

	93,850	87,150

Noninterest expense:
Compensation and benefits	581,300	649,200
Occupancy	37,600	35,600
Federal insurance and operating assessments	36,650	35,400
Data processing	89,100	85,350
REO provisions and expense	11,650	68,600
Other operating expense	233,000	262,450

	989,300	1,136,600

Income before income taxes	1,382,700	1,959,300
Income taxes	499,200	691,650

Net income	$883,500	$1,267,650

Basic earnings per share	$0.76	$1.09
Diluted earnings per share	$0.76	$1.09
Dividends per share	$0.60	$0.57
See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three and Nine Months Ended June 30, 2008 and 2007

	2008	2007
For the Three Months Ended June 30:
Net income	$235,200	$424,550

Other comprehensive (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(61,650)	800
Less: reclassification adjustments for (losses) included in net income	—	—

Other comprehensive income (loss)	(61,650)	800

Comprehensive income	$173,550	$425,350

	2008	2007
For the Nine Months Ended June 30:
Net income	$883,500	$1,267,650

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(208,450)	(33,800)
Less: reclassification adjustments for gains (losses) included in net income	—	—

Other comprehensive income (loss)	(208,450)	(33,800)

Comprehensive income	$675,050	$1,233,850

See Notes to Consolidated Financial Statements.

WAKE FOREST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended June 30, 2008 and 2007

	2008	2007
Net income	$883,500	1,267,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,850	40,200
Provision for loan losses	105,000	130,000
Deferred income taxes	(6,900)	(60,350)
Loss (Gain) on sale of foreclosed assets	(2,900)	3,150
Increase in cash surrender value of life insurance	(33,250)	(29,750)
Changes in assets and liabilities:
Prepaid expenses and other assets	(129,900)	2,500
Accrued interest receivable	87,250	32,100
Accrued interest on deposits	9,900	(22,100)
Accrued expenses and other liabilities	(163,450)	112,300

Net cash provided by operating activities	785,100	1,475,700

Cash Flows From Investing Activities:
Net (increase) decrease in loans receivable	(3,682,050)	493,650
Net increase in bank certificates of deposit	(9,199,000)	(99,000)
Purchase of US agency securities	—	(1,500,000)
Proceeds from the sale of foreclosed assets	1,354,500	262,500
Redemption of FHLB stock	—	6,200
Capital addtions to foreclosed assets	(28,350)	(1,650)
Purchase of FHLB stock	(3,800)	—
Purchase of property and equipment	(46,650)	—

Net cash used in investing activities	(11,605,350)	(838,300)

Cash Flows From Financing Activities:
Net increase in deposits	730,800	2,220,300
Proceeds from exercise of stock options	—	86,900
Additions to paid-in-capital from tax effect from exercise of of stock options	—	27,000
Repurchase of common stock for the Treasury	(44,100)	(77,550)
Dividends paid	(309,450)	(288,250)

Net cash provided by financing activities	377,250	1,968,400

Net increase in cash and cash equivalents	(10,443,000)	2,605,800
Cash and cash equivalents:
Beginning	21,670,500	22,828,900

Ending	$11,227,500	25,434,700

Supplemental Disclosure of Cash Flow Information:
Cash payments of interest	$2,612,900	2,761,400

Cash payment of income taxes	$576,000	714,000

Supplemental Disclosure of Noncash transactions:
Increase (decrease) in ESOP put option charged to retained earnings	$(74,600)	$(73,450)

Transfer of loans to foreclosed assets	$802,700	295,850

Increase (decrease) in unrealized gain on investment securities, net of tax	$(208,450)	(33,800)

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
Note 2. Organizational Structure
The Company is majority owned by the Wake Forest Bancorp, M.H.C., (the “MHC”) a mutual holding company. Members of the MHC consist of depositors and certain borrowers of the Association, who have the sole authority to elect the board of directors of the MHC for as long as it remains in mutual form. Initially, the MHC’s principal assets consisted of 635,000 shares of the Association’s common stock (now converted to the Company’s common stock) and $100,000 in cash received from the Association as initial capital. Prior to 2003 (see Note 4), the MHC received its proportional share of dividends declared and paid by the Association (now the Company), and such funds are invested in deposits with the Association. The MHC, which by law must own in excess of 50% of the stock of the Company, currently has an ownership interest of 54.9% of the Company. The mutual holding company is registered as a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS.
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
Note 3. Basis of Presentation
The accompanying unaudited consolidated financial statements (except for the consolidated statement of financial condition at September 30, 2007, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-B. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending September 30, 2008. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s September 30, 2007 Annual Report to Stockholders.
Note 4. Dividends Declared
On June 16, 2008, the Board of Directors of the Company declared a dividend of $0.20 a share for stockholders of record as of June 30, 2008 and payable on July 10, 2008. The dividends declared were accrued and reported as dividends payable in the June 30, 2008 Consolidated Statement of Financial Condition. Wake Forest Bancorp, Inc., the mutual holding company, waived the receipt of the dividend declared by the Company this quarter.

Wake Forest Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 5. Earnings Per Share
Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for all periods presented. There were no adjustments required to net income for any period in the computation of diluted earnings per share. The reconciliation of weighted average shares outstanding for the computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2008 and 2007 is presented below.

For the Three Months Ended June 30:	2008	2007
Weighted average shares outstanding for Basic EPS	1,158,024	1,161,088
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	—	—

Weighted average shares outstanding for diluted EPS	1,158,024	1,161,088

For the Nine Months Ended June 30:	2008	2007

Weighted average shares outstanding for Basic EPS	1,159,133	1,160,165
Plus incremental shares from assumed issuances of shares pursuant to stock option and stock award plans	—	1,145

Weighted average shares outstanding for diluted EPS	1,159,133	1,161,310

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
Comparison of Financial Condition at September 30, 2007 and June 30, 2008
Total assets increased by $898,750 to $108.3 million at June 30, 2008 from $107.4 million at September 30, 2007. The increase in total assets during the nine month period ended June 30, 2008 was funded primarily from an increase in deposits of $730,800 and cash generated from internal operating activities during the same period. Due to adequate levels of current liquidity, deposits were priced to meet competition and retain certain accounts but not to aggressively attract additional funds. The Company attempts to maintain a certain level of liquidity to fund loan growth and to provide a cushion for its construction loan commitments. During the nine months ended June 30, 2008, cash and short term cash investments decreased by approximately $1.2 million.
Net loans receivable increased by approximately $2.7 million to $78.9 million at June 30, 2008 from $76.2 million at September 30, 2007. The increase during the current nine month period occurred primarily due to a $2.0 million increase in the Company’s commercial real estate portfolio but substantially all loan categories experienced some level of growth with the exception of the Company’s land loan portfolio which declined by approximately $647,000 during the period. The increase in the Company’s commercial real estate portfolio occurred because of two large loan originations that closed during March 2008 and which were secured by a couple of industrial warehouses located in the area. The residential market in the Company’s primary lending area remains sluggish when compared to the same periods a year earlier and both re-sales and newly constructed homes remain on the market for longer periods of time. New home starts are considerably less during the current nine month period when compared to the same time period a year ago. The Company’s local real estate market experienced significant growth over the last five years, primarily due to an influx of newcomers from outside the area. Although the Company’s markets have not experienced a drop in home prices like many areas of the country, local real estate markets are impacted by newcomers unable to purchase homes here until they are able to sell residences elsewhere.
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
Investment securities decreased by $332,350 to $1,858,950 at June 30, 2008 from $2,191,300 at September 30, 2007. The decrease is attributable to a $347,450 unrealized loss in the Company’s investment in FHLMC stock offset by $11,300 increase in unrealized appreciation in the Company’s bond portfolio during the past nine months and a required $3,800 purchase of FHLB stock during the same period. The Company has held its FHLMC investment for many years and considers it to be a long term investment. The Company has very little cost basis in the stock and retains an approximately $125,750 unrealized gain in the stock at June 30, 2008. The FHLMC stock has declined during the last nine months due to the issues surrounding sub-prime lending and the market for mortgage-backed securities. The Company also has an investment of $1.5 million in FHLB bonds.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Financial Condition at September 30, 2007 and June 30, 2008 (Continued)
The Company generally maintains higher levels of short term liquidity in order to minimize interest rate risk, to fund construction loan commitments, and due to the relatively minor differential in current investment rates available on extended maturities. As a result, the Company has not been actively involved in the buying and selling securities but has been purchasing FDIC insured bank certificates of deposit generally with maturities up to one year to protect against downward interest rate risk. The Company’s portfolio of bank certificates of deposit amounted to $13.4 million at June 30, 2008. These bank certificates of deposit investments are typically acquired at interest rates of 1.00% to 1.50% higher than most debt securities currently available for terms much longer than a year.
The Company had no borrowings outstanding during the period because its current level of liquidity was sufficient to fund lending and other cash commitments. The Company has recorded a liability of $390,950 at June 30, 2008 for the ESOP put option which represents the potential liability owed to participants based on the current market value of the Company’s stock if all participants were to request the balance of their account from the Company in cash instead of stock.
The Company has an ongoing stock repurchase program authorizing management to repurchase shares of its outstanding common stock. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares, and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. At June 30, 2008 the Company had repurchased 96,320 shares of its common stock. The program continues until completed or terminated by the Board of Directors.
Retained earnings increased by $643,850 to $16.2 million at June 30, 2008 from $15.5 million at September 30, 2007. The increase is primarily attributable to the Company’s earnings of $883,500 during the nine month period ended June 30, 2008, reduced by $314,250 in dividends declared during the period and a $74,600 recovery of prior charges to retained earnings to reflect the change in the fair value of the ESOP shares subject to the put option. At June 30, 2008 the Company’s capital amounted to $20.6 million, which as a percentage of total assets was 19.00%. The Company and the Association are both required to meet certain capital requirements as established by the OTS. At June 30, 2008, all capital requirements were met.
Asset Quality
The Company’s level of non-performing loans, consisting of loans past due 90 days or more, amounted to $616,300 or 0.77% as a percentage of loans outstanding at June 30, 2008. Non-performing loans amounted to $595,650 or 0.77% as a percentage of loans outstanding at September 30, 2007. At June 30, 2008, non-performing loans consisted of one uncompleted spec residential construction loan amounting to $294,950, one single family loan totaling $133,600, and one home equity loan amounting to $187,750. The residential single family loan and the home equity loan are to the same borrower and secured by the same property. Foreclosure proceedings have commenced on all of the non-performing loans outstanding at June 30, 2008. Only the residential construction loan’s cost basis is considered to be in excess of its fair market value and the Company has allocated sufficient loss reserves to cover the deficiency at June 30, 2008. All of the loans have been placed on non-accrual status.
Non-performing assets also includes real estate acquired through foreclosure. At June 30, 2008, foreclosed real estate included one residential building lot ($26,500) and three former residential construction loans on partially completed single family properties ($456,750). The three partially completed single family homes were transferred to foreclosed assets after having incurred a combined $86,800 in loan charge-offs and the Company believes that no further write downs are necessarily in order to dispose of the properties. One of the single family properties is currently under contract and is scheduled to be sold in July 2008. The foreclosed highway 98 commercial tract ($1,003,800) that the Company had held for several years was sold during the current quarter at approximately its cost basis.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Asset Quality (Continued):
The Company had $97,800 in loan charge-offs during the nine months ended June 30, 2008. The Company’s loan loss allowance amounted to $1,194,750 at June 30, 2008 and management believes that it has sufficient allowances established to cover losses associated with its loan portfolio. The allowance for loan losses is established based upon probable losses that are estimated to have occurred through a provision for loan losses charged to earnings.
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
Comparison of Operating Results for the Three and Nine Months Ended June 30, 2008 and 2007
General. Net income for the three month period ended June 30, 2008 was $235,200, or $189,350 less than the $424,550 earned during the same quarter in 2007. Net income for the nine month period ended June 30, 2008 was $883,500, or $384,150 less than the $1,267,650 earned during the same period in 2007. As discussed below, a reduction in net interest income between the comparable periods was primarily responsible for the decline in net income during the current quarter and nine month period end June 30, 2008 when compared to the same periods a year earlier.
Interest income. Interest income decreased by $464,500 from $1,979,150 for the three months ended June 30, 2007 to $1,514,650 for the three months ended June 30, 2008. The decrease in interest income resulted from a 163 basis point decrease in the average yield on interest earning assets between the quarters. Interest income decreased by $872,100 from $5,878,050 for the nine months ended June 30, 2007 to $5,005,950 for the nine months ended June 30, 2008. The decrease in interest income resulted from a 103 basis point decrease in the average yield on interest earning assets between the nine month periods.

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Comparison of Operating Results for the Three and Nine Months Ended June 30, 2008 and 2007 (Continued)
Interest Income (continued)
The Company’s yield on interest earning assets was 5.64% and 6.25% for the quarter and nine month period ended June 30, 2008; respectively, and 7.27% and 7.28% for the quarter and nine month period ended June 30, 2007; respectively. The changes in yield occurred primarily due to fluctuations in market rates outstanding during the periods. A significant portion of the Company’s assets have rates that are tied to prime or generally move in tandem with changes to prime, which in turn is directly influenced by Federal Reserve monetary policies and its interest rate movements. The Federal Reserve has lowered rates by 3.25% since September 2007 which has had a material impact on the Company’s revenue stream.
Interest Expense. Interest expense decreased by $137,750 from $937,550 for the three months ended June 30, 2007 to $799,800 for the three months ended June 30, 2008. Interest expense decreased by $116,500 from $2,739,300 for the nine months ended June 30, 2007 to $2,622,800 for the nine months ended June 30, 2008. The decrease in interest expense during the current quarter and nine month period ended June 30, 2008 as compared to the same periods a year earlier resulted primarily from a decrease in the Company’s cost of funds. The Company’s cost of funds was 3.71% and 4.02% for the three and nine month periods ended June 30, 2008; respectively, as compared to 4.37% and 4.31%, respectively, for the same periods a year earlier.
Net interest income. Net interest income decreased by $326,750 from $1,041,600 for the three months ended June 30, 2007 to $714,850 for the three months ended June 30, 2008. Net interest income decreased by $755,600 from $3,138,750 for the nine months ended June 30, 2007 to $2,383,150 for the nine months ended June 30, 2008. As explained above, the decrease in net interest income resulted primarily from declines in the Company’s yields on its interest-earning assets during the three and nine months ended June 30, 2008 as compared with the same periods one year earlier. The Company’s net interest margin was 2.73% and 3.03% for the current quarter and nine months ended June 30, 2008 versus 4.01% and 4.05% for the same quarter and nine month period a year earlier.
Provision for loan losses. The Company provided $35,000 and $105,000 in loan loss provisions during the current quarter and nine month period ended June 30, 2008; respectively, as compared to $37,500 and $130,000 during the three and nine month periods; respectively, a year earlier. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Company’s management believes will be adequate to absorb losses that are estimated to have occurred in the portfolio. Loans are charged off against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Association’s loan portfolio has gradually trended towards a greater concentration of builder construction loans, land and land development loans, and commercial real estate loans which generally involve a greater degree of credit risk and collection issues. Also, many of these types of loans involve lending relationships which are larger than what the Company has traditionally maintained. As a result, the Company has provided relatively higher levels of loan loss provisions and resulting allowances during the last five years than what has historically been considered necessary.
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

Wake Forest Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Non-interest expense. Non-interest expense decreased by $33,950 to $339,600 for the three month period ended June 30, 2008 from $373,550 for the comparable quarter in 2007. Non-interest expense decreased by $147,300 to $989,300 for the nine month period ended June 30, 2008 from $1,136,600 for the same period a year earlier.
Compensation and benefits decreased by $22,350 and $67,900 during the quarter and nine months ended June 30, 2008 as compared to the same periods a year earlier due to the accrual of a lesser amount of employee bonuses for the current year. REO provisions and expense are primarily associated with environmental assessment activities for a foreclosed tract on highway 98 outside of Wake Forest, North Carolina which the Company had held for several years but which was sold during the current quarter for approximately the Company’s recorded cost basis. REO provisions and expense were approximately $25,700 and $56,950 lower during the current quarter and nine months ended June 30, 2008 versus the same periods a year earlier. The lower REO expense was primarily due to a lesser amount of assessment activities to the tract during the current year as compared to the same periods in 2007.
Other operating expense decreased by $29,450 during the nine months ended June 30, 2008 as compared to the same periods a year ago primarily because the Company has been diligent in trimming various operating expenses when feasible, including reductions in certain equipment expense, supplies expense, loan processing expense, shareholder expense, and contribution expense. Other operating expense increased by $7,950 during the current quarter as compared to the same quarter a year earlier primarily due to increased shareholder cost associated with the Company’s annual meeting of stockholders. No other category of non-interest expense changed significantly between the periods.
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
During the nine month period ended June 30, 2008, cash and cash equivalents, a significant source of liquidity, decreased by approximately $1.2 million. A net increase in loans of $3.7 million was the primary use of funds during the nine month period ended June 30, 2008. Proceeds amounting to approximately $1.4 million from the sale of foreclosed properties, a net increase in deposits of $730,800, and cash provided by operating activities of $785,100 were the primary factors which provided liquidity during the current nine month period. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Company believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.
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
and Results of Operations
Off-Balance Sheet Transactions (continued)
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
At June 30, 2008, the Company had outstanding loan commitments amounting to approximately $848,000. The undisbursed portion of construction loans amounted to $6.9 million and unused lines of credit amounted to $3.7 million at June 30, 2008.
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

Wake Forest Bancshares, Inc.
Dated: August 08, 2008	By:	/s/ Robert C. White
Robert C. White
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 31	Certification of Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.